Form 10-Q
period 1996-03-31
RELIASTAR FINANCIAL CORP
filed 1996-05-14
CIK 841528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1996
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________________ to _________________.

Commission File Number  1-10640
                        -------


                            RELIASTAR FINANCIAL CORP.
             --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                 41-1620373
- - -------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

            20 WASHINGTON AVENUE SOUTH, MINNEAPOLIS, MINNESOTA 55401
            --------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (612) 372-5432
                                 --------------
              (Registrant's telephone number, including area code)


       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X    NO ______

Number of shares of common stock outstanding as of April 30, 1996 was 36,514,624.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            RELIASTAR FINANCIAL CORP.
                      Condensed Consolidated Balance Sheets
                                  (in millions)
                                   (unaudited)

                                                                       MARCH 31, 1996          DECEMBER 31, 1995
                                                                       --------------          -----------------
ASSETS
Fixed Maturity Securities, Available-for-Sale                          $      8,909.5              $    9,053.7
Equity Securities                                                                35.7                      35.9
Mortgage Loans on Real Estate                                                 1,967.6                   1,948.4
Real Estate and Leases                                                          100.9                      97.9
Policy Loans                                                                    508.6                     499.8
Other Invested Assets                                                            46.1                      47.0
Short-Term Investments                                                          217.0                     131.5
                                                                       --------------              ------------
     Total Investments                                                       11,785.4                  11,814.2
Cash                                                                             24.9                      48.5
Accounts and Notes Receivable                                                   184.9                     165.3
Reinsurance Receivable                                                          163.2                     162.9
Deferred Policy Acquisition Costs                                               925.4                     860.7
Present Value of Future Profits                                                 232.6                     192.0
Property and Equipment, Net                                                     121.9                     123.2
Accrued Investment Income                                                       167.8                     164.7
Other Assets                                                                    279.0                     299.1
Participation Fund Account Assets                                               319.4                     319.6
Assets Held in Separate Accounts                                              1,567.8                   1,369.0
                                                                       --------------              ------------
       TOTAL ASSETS                                                    $     15,772.3              $   15,519.2
                                                                       ==============              ============

LIABILITIES
Future Policy and Contract Benefits                                    $     11,083.9              $   11,033.2
Pending Policy Claims                                                           260.3                     257.7
Other Policyholder Funds                                                        186.5                     174.4
Notes and Mortgages Payable                                                     423.3                     422.3
Income Taxes                                                                    124.4                     170.2
Other Liabilities                                                               347.4                     358.8
Participation Fund Account Liabilities                                          319.4                     319.6
Liabilities Related to Separate Accounts                                      1,562.3                   1,362.9
                                                                       --------------              ------------
       TOTAL LIABILITIES                                                     14,307.5                  14,099.1
                                                                       --------------              ------------

Company-Obligated Mandatorily Redeemable Preferred
   Securities Issued by a Consolidated Subsidiary                               120.8                         -

SHAREHOLDERS' EQUITY
10% Senior Cumulative Preferred Stock                                            63.2                      63.2
ESOP Convertible Preferred Stock                                                 28.8                      28.9
Note Receivable from ESOP                                                       (23.0)                    (23.4)
Common Stock (Shares Issued: 1996, 39.8; 1995, 39.8)                            566.0                     566.5
Unamortized Restricted Stock Awards                                              (2.9)                     (3.0)
Net Unrealized Investment Gains                                                 128.3                     246.8
Retained Earnings                                                               683.7                     647.2
Less Treasury Common Stock, at Cost (Shares Held: 1996, 3.3;
   1995, 3.5)                                                                  (100.1)                   (106.1)
                                                                       --------------              ------------
       TOTAL SHAREHOLDERS' EQUITY                                             1,344.0                   1,420.1
                                                                       --------------              ------------

       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                            $     15,772.3              $   15,519.2
                                                                       ==============              ============


     See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                   Condensed Consolidated Statements of Income
                      (in millions, except per share data)
                                   (unaudited)

                                                                                             THREE MONTHS ENDED MARCH 31
                                                                                             ---------------------------
                                                                                              1996                1995
                                                                                              ----                ----
REVENUES
Premiums                                                                                  $       205.0      $       209.4
Net Investment Income                                                                             232.3              214.2
Realized Investment Gains (Losses)                                                                  6.2               (3.8)
Policy and Contract Charges                                                                        59.8               52.7
Other Income                                                                                       30.1               32.7
                                                                                          -------------      -------------
     Total                                                                                        533.4              505.2
                                                                                          -------------      -------------

BENEFITS AND EXPENSES
Benefits to Policyholders                                                                         323.8              323.3
Sales and Operating Expenses                                                                      100.2               88.9
Amortization of Deferred Policy Acquisition Costs
    and Present Value of Future Profits                                                            24.5               23.9
Interest Expense                                                                                    7.3                5.8
Dividends and Experience Refunds to Policyholders                                                   3.3                4.9
                                                                                          -------------      -------------
     Total                                                                                        459.1              446.8
                                                                                          -------------      -------------

Income Before Income Taxes and Net Dividends on Preferred
    Securities of Subsidiary                                                                       74.3               58.4
Income Tax Expense                                                                                 26.2               20.6
Net Dividends on Preferred Securities of Subsidiary                                                  .1                  -
                                                                                          -------------      -------------

Net Income                                                                                $        48.0      $        37.8
                                                                                          ============       =============

NET INCOME PER COMMON SHARE
Primary                                                                                   $       1.24       $         .98
                                                                                          ============       =============

Fully Diluted                                                                             $       1.17       $         .93
                                                                                          ============       =============

Net Income Available to Common Shareholders                                               $       45.9       $        35.7
                                                                                          ============       =============

Weighted Average Shares
  Common and Common Equivalent Shares (Primary)                                                   36.9                36.3
  Common Shares Assuming Maximum Dilution (Fully Diluted)                                         39.5                38.9


     See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
            Condensed Consolidated Statements of Shareholders' Equity
                      (in millions, except per share data)
                                   (unaudited)

                                                                                THREE MONTHS ENDED MARCH 31
                                                                                ---------------------------
                                                                                1996                  1995
                                                                                ----                  ----
10% SENIOR CUMULATIVE PREFERRED STOCK
   Beginning and End of Period                                             $        63.2          $       63.2
                                                                           -------------          ------------

ESOP CONVERTIBLE PREFERRED STOCK
   Beginning of Year                                                                28.9                  29.3
   Redeemed                                                                          (.1)                  (.1)
                                                                           -------------          ------------
      End of Period                                                                 28.8                  29.2
                                                                           -------------          ------------

NOTE RECEIVABLE FROM ESOP
   Beginning of Year                                                               (23.4)                (24.6)
   Repayments, Accrued or Paid                                                        .4                    .3
                                                                           -------------          ------------
      End of Period                                                                (23.0)                (24.3)
                                                                           -------------          ------------

COMMON STOCK
   Beginning of Year                                                               566.5                 293.4
   Issued for Acquisition                                                              -                 265.9
   Gain on Treasury Shares Reissued for Acquisition                                    -                  10.1
   Other, Net                                                                        (.5)                   .1
                                                                           -------------          ------------
      End of Period                                                                566.0                 569.5
                                                                           -------------          ------------

UNAMORTIZED RESTRICTED STOCK AWARDS
   Beginning of Year                                                                (3.0)                 (2.1)
   Awards, Net                                                                       (.2)                 (2.1)
   Amortization of Restricted Stock Awards                                            .3                    .2
                                                                           -------------          ------------
      End of Period                                                                 (2.9)                 (4.0)
                                                                           -------------          ------------

NET UNREALIZED INVESTMENT GAINS (LOSSES)
   Beginning of Year                                                               246.8                 (79.4)
   Change for the Period                                                          (118.5)                 85.5
                                                                           -------------          ------------
      End of Period                                                                128.3                   6.1
                                                                           -------------          ------------

RETAINED EARNINGS
   Beginning  of Year                                                              647.2                 528.4
   Net Income                                                                       48.0                  37.8
   Dividends to Shareholders:
      10% Senior Cumulative Preferred Stock ($2.50 Per Share)                       (1.6)                 (1.6)
      ESOP Convertible Preferred Stock ($.5475 Per Share)                            (.7)                  (.7)
      Common Stock (Per Share: 1996 $.25; 1995 $.225)                               (9.1)                 (8.3)
   Tax Benefit on ESOP Convertible Preferred Stock Dividend                           .2                    .2
   Redemption of ESOP Convertible Preferred Stock                                    (.3)                  (.1)
                                                                           -------------          ------------
      End of Period                                                                683.7                 555.7
                                                                           -------------          ------------

TREASURY COMMON STOCK
   Beginning of Year                                                              (106.1)                 (9.7)
   Acquired with Acquisition                                                           -                 (72.7)
   Reissued for Acquisition                                                            -                   9.7
   Acquired, Other                                                                  (1.8)                (17.9)
   Reissued, Other                                                                   7.8                   6.9
                                                                           -------------          ------------
      End of Period                                                               (100.1)                (83.7)
                                                                           -------------          ------------

TOTAL SHAREHOLDERS' EQUITY                                                 $     1,344.0          $    1,111.7
                                                                           =============          ============


     See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                 Condensed Consolidated Statements of Cash Flows
                                  (in millions)
                                   (unaudited)

                                                                               THREE MONTHS ENDED MARCH 31
                                                                               ---------------------------
                                                                                 1996                 1995
                                                                                 ----                 ----

OPERATING ACTIVITIES
Net Income                                                                 $        48.0        $         37.8
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities
     Interest Credited to Insurance Contracts                                      122.3                 119.7
     Future Policy Benefits                                                        (72.1)                (16.3)
     Capitalization of Deferred Policy Acquisition Costs                           (44.5)                (45.4)
     Amortization of Deferred Policy Acquisition Costs                              24.5                  23.9
     Deferred Income Taxes                                                           2.9                   3.3
     Net Change in Receivables and Payables                                          3.6                 (44.6)
     Other Assets                                                                   17.0                  (2.4)
     Realized Investment (Gains) Losses, Net                                        (6.2)                  3.8
     Other                                                                             -                   1.8
                                                                           -------------        --------------
          Net Cash Provided by Operating Activities                                 95.5                  81.6
                                                                           -------------        --------------

INVESTING ACTIVITIES
Proceeds from Sales of Available-for-Sale Fixed Maturity Securities                 20.1                  17.7
Proceeds from Maturities or Repayment of Fixed Maturity Securities                 201.6                 187.2
Cost of Fixed Maturity Securities Acquired                                        (348.0)               (332.4)
Sales of Equity Securities, Net                                                        -                   7.7
Proceeds of Mortgage Loans Sold, Matured or Repaid                                  66.7                  54.3
Cost of Mortgage Loans Acquired                                                    (89.8)                (51.6)
Sales (Purchases) of Real Estate and Leases, Net                                      .2                   (.3)
Policy Loans Issued, Net                                                            (8.8)                (16.9)
Sales of Other Invested Assets, Net                                                  5.0                   7.2
Purchases of Short-Term Investments, Net                                           (85.5)                (34.6)
Net Cash Acquired with Acquisition of USLICO Corp.                                     -                   1.3
                                                                           -------------        --------------
          Net Cash Used by Investing Activities                                   (238.5)               (160.4)
                                                                           --------------       --------------

FINANCING ACTIVITIES
Deposits to Insurance Contracts                                                    281.4                 340.2
Maturities and Withdrawals from Insurance Contracts                               (277.1)               (244.0)
Net Proceeds from Issuance of Preferred Securities                                 120.8                     -
Increase in Notes and Mortgages Payable                                             17.1                 123.0
Repayment of Notes and Mortgages Payable                                           (16.1)                (99.4)
Issuance of Common Stock Under Stock Option and Other Plans                          5.8                   1.8
Dividends on 10% Senior Cumulative Preferred Stock                                  (1.6)                 (1.6)
Dividends on Common Stock                                                           (9.1)                 (8.3)
Acquisition of Treasury Common Stock                                                (1.8)                (17.9)
                                                                           -------------        --------------
          Net Cash Provided by Financing Activities                                119.4                  93.8
                                                                           -------------        --------------
Increase (Decrease) in Cash                                                        (23.6)                 15.0
Cash at Beginning of Period                                                         48.5                  20.3
                                                                           -------------        --------------
Cash at End of Period                                                      $        24.9        $         35.3
                                                                           =============        ==============


     See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with that reflected in the 1995 Annual Report filed with the Securities and Exchange Commission (SEC) except for the accounting change as described in Note 2. The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 1995, has been prepared by management without audit by independent certified public accountants. The condensed consolidated balance sheet as of December 31, 1995 has been derived from, and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1995.

The information furnished includes all adjustments and accruals consisting only of normal, recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of ReliaStar Financial Corp., (the Company or ReliaStar) for the year ended December 31, 1995.

Note 2. Accounting Changes

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. The adoption of this standard did not have a significant effect on the financial results of the Company.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and directors and will disclose the required pro forma effect on net income and earnings per share in its consolidated financial statements for the year ended December 31, 1996.

Note 3. Company-Obligated Mandatorily Redeemable Preferred Securities Issued by a Consolidated Subsidiary

On March 29, 1996, ReliaStar Financing I (the "Subsidiary Trust"), a consolidated wholly owned subsidiary of ReliaStar, issued $125.0 million of 8.20% Trust-Originated Preferred Securities (the "Preferred Securities"). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by ReliaStar of all of the Subsidiary Trust's common securities (the "Common Securities"), ReliaStar issued to the Subsidiary Trust $128.9 million principal amount of its 8.20% Subordinated Deferrable Interest Notes, due March 15, 2016 (the "Junior Subordinated Debt Securities"). The sole assets of the Subsidiary Trust are and will be the Junior Subordinated Debt Securities. The interest and other payment dates on the Junior Subordinated Debt Securities correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Junior Subordinated Debt Securities may be distributed to holders of Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Junior Subordinated Debt Securities are redeemable at the option of ReliaStar on or after March 29, 2001, at a redemption price of $25 per Junior Subordinated Debt Security plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a PRO RATA basis to the same extent that the Junior Subordinated Debt Securities are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. ReliaStar's obligations under the Junior Subordinated Debt Securities and related agreements, taken together, constitute a full and unconditional guarantee by ReliaStar of payments due on the Preferred Securities. As of March 29, 1996, 5,000,000 shares of Preferred Securities were outstanding.

ITEM 2.                    RELIASTAR FINANCIAL CORP.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Pretax results of operations by business segment are summarized below (in millions):

                                                                Three Months
                                                               ENDED MARCH 31
                                                               --------------
                                                              1996         1995
                                                              ----         ----
Pretax Income (Loss) Excluding Realized
 Investment Gains (Losses):
   Individual Insurance                                     $  50.2      $ 43.2
   Employee Benefits                                            9.8        11.0
   Life and Health Reinsurance                                 11.9        11.1
   Pension                                                      4.1         2.3
   Corporate and Other                                         (7.9)       (5.4)
                                                          ---------    --------
Pretax Operating Income                                        68.1        62.2
   Net Pretax Realized Investment Gains (Losses)                6.2        (3.8)
                                                          ---------    --------
Pretax Income Before Net Dividends
  on Preferred Securities of Subsidiary                        74.3        58.4
Income Tax Expense                                             26.2        20.6
Net Dividends on Preferred Securities of Subsidiary              .1           -
                                                         ----------   ---------
Net Income                                                  $  48.0      $ 37.8
                                                            =======      ======

The discussion of business segment results that follows refers to the above pretax segment results and, in each instance, amounts are before income taxes unless otherwise noted.

INDIVIDUAL INSURANCE

The Individual Insurance segment of the Company is composed of the individual insurance division of Northwestern National Life Insurance Company (Northwestern), Northern Life Insurance Company (Northern), United Services Life Insurance Company (USL) and Bankers Security Life Insurance Society (BSL). The North Atlantic Life Insurance Company of America was merged into BSL on December 28, 1995. These subsidiaries are sometimes collectively referred to as the Insurers.

Pretax operating income for the first three months of 1996 increased $7.0 million or 16 percent compared with the same period in 1995. The increase in earnings is primarily due to an increase in interest spreads and a 10 percent growth in assets under management. The average interest spread of 262 basis points in the first quarter of 1996, compares to 235 basis points in the first quarter of 1995. This increase in spreads reflects a 17 basis point reduction in the average crediting rate and a 10 basis point increase in the portfolio yield. Management expects interest spreads in the remaining three quarters of 1996 to decline from the first quarter level. It should be noted that the interest spread calculation is an annualized measure and can be overly influenced in a particular quarter by the level of prepayments, recoveries on problem investments and other quarterly variances in the level of net investment income. For most of the business, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates, and are guaranteed on most new premiums received to the end of the calendar year.

EMPLOYEE BENEFITS

Pretax  operating  income  for the first  three  months of 1996  decreased  $1.2 million compared with the same period in 1995. The decrease for the first quarter was primarily due to unfavorable group life mortality. Partially offsetting the unfavorable mortality experience was higher earnings from the health lines of business, including improved results in the group long-term disability line of business resulting from changes in pricing and underwriting.

LIFE AND HEALTH REINSURANCE

Pretax operating income of the Life and Health Reinsurance segment for the three months ended March 31, 1996 increased $.8 million when compared with the same period in 1995. Income for the segment was higher than 1995 due primarily to a four percent increase in earned premiums, lower rate credits and higher net investment income. These positive earnings variances were partially offset by a slightly higher overall loss ratio as compared with 1995. Earnings in the reinsurance business can fluctuate based upon a number of factors, including pricing, market capacity, the availability and pricing of retrocessional programs, loss experience and the risk profile of the book of business.

PENSION

Pretax operating income of the Pension segment for the three months ended March 31, 1996, increased $1.8 million when compared with the same period in 1995. Pretax operating income from the small employer 401(k) line of business increased $.4 million to $.9 million for the three months ended March 31, 1996. Income in this line increased primarily due to higher fee revenues attributable to the growth in the asset base for this line. Pretax operating income in the participating pension and GIC lines of business increased $1.4 million to $3.2 million for the three months ended March 31, 1996. Income in these lines was higher primarily due to higher interest margins.

CORPORATE AND OTHER

The pretax operating loss for Corporate and Other for the three months ended March 31, 1996, increased $2.5 million when compared with the same period in 1995. This unfavorable variance was primarily due to gains from bulk sales of mortgage servicing rights in the Company's mortgage banking operations, of $4.8 million in the first quarter of 1995. There were no such sales in the first quarter of 1996. Offsetting the unfavorable variance from the bulk sales of servicing rights was improved operating results from the mortgage banking (excluding the gains on bulk sales) and mutual fund operations and lower levels of unrecovered corporate costs.

REALIZED INVESTMENT GAINS AND LOSSES

The sources of the pretax realized investment gains (losses) were as follows (in millions):

                                                           Three Months
                                                          ENDED MARCH 31
                                                          --------------
                                                         1996         1995
                                                         ----         ----
Net Gains (Losses) on Sales of Investments
    Fixed Maturity Securities                          $  3.8     $  (1.2)
    Equity Securities                                       -        (1.0)
    Foreclosed Real Estate                                (.1)        (.1)
    Real Estate                                            .7           .5
    Other                                                 4.1         (1.5)
                                                       ------     --------
                                                          8.5         (3.3)
                                                       ------     --------

Provision for Losses on Investments
   Mortgage Loans                                         (1.1)          -
   Foreclosed Real Estate                                 (1.2)        (.5)
                                                        -------      ------
                                                          (2.3)        (.5)
                                                        -------      ------
   Net Pretax Realized Investment Gains (Losses)        $  6.2       $(3.8)
                                                        ======       ======

Gross   realized   gains   and   gross   realized   losses   from  the  sale  of
available-for-sale fixed maturity securities were as follows (in millions):

                                                            Three Months
                                                           ENDED MARCH 31
                                                           --------------
                                                          1996        1995
                                                          ----        ----

Gross Realized Gains                                    $  3.9      $  1.2

Gross Realized Losses                                   $  (.1)     $ (2.4)

The Company establishes allowances and writes down the value of specific assets based upon its continuing review of individual problem investments. The Company's practice of recording allowances and write-downs based upon a review of individual problem assets results in fluctuations in the level of the provision for losses on investments reported in each period. The provision for losses on investments is affected to a significant degree by general economic conditions and the status of the real estate market. While the Company believes it has set aside appropriate reserves and allowances for problem investments, subsequent economic and market conditions may require the establishment of additional reserves.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES - RELIASTAR FINANCIAL CORP.

ReliaStar, as parent, is dependent upon dividends, interest and payments for other charges received from its subsidiaries to pay dividends to shareholders, service its debt and pay other obligations. The payment of dividends, interest or other charges by the Insurers is subject to restrictions imposed by applicable insurance laws and regulations.

The payment of future dividends by ReliaStar will be largely dependent upon the ability of Northwestern to pay dividends to it. Under Minnesota insurance law regulating the payment of dividends by Northwestern, any such payment must be in an amount deemed prudent by Northwestern's board of directors and, unless otherwise approved by the Commissioner of the Minnesota Department of Commerce (the Commissioner), must be paid solely from the adjusted earned surplus of Northwestern. Adjusted earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds) less 25% of the amount of such earned surplus which is attributable to net unrealized capital gains. Further, without approval of the Commissioner, Northwestern may not pay in any calendar year any dividend which, when combined with other dividends paid within the preceding 12 months, exceeds the greater of (i) 10% of Northwestern's statutory surplus at the prior year-end or (ii) 100% of
Northwestern's statutory net gain from operations (not including realized capital gains) for the prior calendar year. For 1996, the amount of dividends which can be paid by Northwestern without Commissioner approval is $117.7 million.

On December 18, 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $250.0 million of debt or equity securities. This filing replaced and superseded the unused portion ($140.0 million) of a previous shelf registration. On March 27, 1996 the Company sold $125.0 million of 8.20% Trust-Originated Preferred Securities (TOPrSsm). The Company will use the proceeds from this offering to redeem its 10% Senior Cumulative Preferred Stock on July 1, 1996, repay short-term bank debt and general corporate purposes.

LIQUIDITY AND CAPITAL RESOURCES - INSURERS

Liquidity for life insurance companies is measured by their ability to pay scheduled contractual benefits, pay operating expenses and fund investment commitments. Sources of liquidity include scheduled and unscheduled principal and interest payments on investments, premium payments and deposits and the sale of liquid investments. These sources of liquidity for the Insurers significantly exceed scheduled uses.

Liquidity is also affected by unscheduled benefit payments, including death benefits, benefits under insured accident and health policies and contract withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as credited interest rates for competing products, general economic conditions, the Insurers' claims paying ratings and events in the industry which affect policyholders' confidence.

The Insurers' investment portfolios represent a significant source of liquid assets. As of March 31, 1996, the Insurers' investment portfolio included $6.7 billion (42% of total assets) of short-term investments and investment grade marketable bonds. The March 31, 1996 investment portfolio also included $2.0 billion of investment grade privately placed bonds which, while not publicly traded, are a source of liquidity.

The policies and annuities issued by the Individual Insurance segment contain provisions which allow contractholders to withdraw or surrender their contracts under defined circumstances. These policies and annuities generally contain provisions which apply penalties or otherwise restrict the ability of contractholders to make unscheduled withdrawals or surrenders. The Insurers closely monitor the surrender and policy loan activity of their insurance products and manage the composition of their investment portfolios, including liquidity, in light of such activity. The Insurers have not experienced any material changes in withdrawal and surrender activity attributable to their individual insurance products which would have a material effect on liquidity.

Changes in interest rates may affect the incidence of policy surrenders and other withdrawals. In addition to the potential impact on liquidity, unanticipated withdrawals in a changed interest rate environment could adversely affect earnings if the Company were required to sell investments at reduced values in order to meet liquidity demands. The Company manages the asset and liability portfolios in order to minimize the adverse earnings impact of changing market interest rates. The Company seeks assets which have duration characteristics similar to the liabilities which they support. The Company also uses derivative instruments, such as interest rate swaps and futures contracts, to adjust the duration of the asset and liability portfolios (see Investments Derivative Financial Instruments). The Company closely monitors its derivative usage and has procedures in place to manage counter-party risks and related exposures.

Statutory surplus is computed according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by each Insurer's state of domicile. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective by, for example, requiring immediate recognition of selling expenses. The Company's long-term growth goals contemplate continued growth in its insurance businesses. To achieve these growth goals, the Insurers will need to increase their statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, equity sales by a subsidiary or equity infusions by the Company with funds generated through debt or equity offerings.

The state of domicile of each of the Insurers imposes minimum risk-based capital requirements on insurance enterprises. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital, as defined, to its authorized control level risk-based capital, as defined. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The risk-based capital ratio of each of the Insurers significantly exceeds the ratios at which regulatory corrective action would be required.

CONSOLIDATED CASH FLOWS

The Company's cash balance at March 31, 1996 was $24.9 million. During the first three months of 1996, net cash provided by operating and financing activities was $95.5 million and $119.4 million, respectively, which was offset by net cash used by investing activities of $238.5 million.

The $95.5 million of net cash provided by operating activities was primarily the result of positive cash flow from premiums and investment income receipts in excess of cash outflows for insurance benefits and sales and operating expenses. Net cash used by investing activities of $238.5 million was affected by the excess purchases of fixed maturity securities ($348.0 million) compared with the maturity or sale of invested assets during the period. Net cash provided by financing activities of $119.4 million was primarily the result of positive cash flow from insurance contracts and proceeds from the issuance of TOPrSsm securities.

INVESTMENTS

The investment strategy for the Company is designed to maintain the overall quality of the portfolios, to maintain an appropriate liquidity position, to assure appropriate asset/liability structures, to achieve asset type diversification and to avoid issuer concentration.

The Company intends to direct most of its new investment cash flow in 1996 to the acquisition of investment grade marketable and privately placed bonds. The marketable bonds category includes both corporate issues and structured finance securities such as collateralized mortgage obligations (CMOs) and other mortgage-backed securities. The Company will make new investments in commercial mortgages and below investment grade bonds subject to overall limitations.

The assets held by each of the Insurers are legally segregated and support only their respective contractual obligations. The investment portfolios of each Insurer are structured to reflect the characteristics of the liabilities which they support. The Company internally allocates assets within Northwestern to facilitate segment asset/liability matching. These segment allocations are solely for portfolio management purposes, and generally all of the assets allocated to a segment are available to satisfy the respective liabilities of all segments. Assets within these portfolios are selected to provide compatible duration, cash flow and return characteristics. All of the investments in the Insurers' portfolios are subject to diversification, quality and reserving requirements of state laws regulating the Insurers.

The following table provides information regarding the composition of the Company's invested assets as of the indicated dates:

                                                          MARCH 31, 1996           DECEMBER 31, 1995
                                                     ----------------------     --------------------
(In Millions)                                          AMOUNT       PERCENT        AMOUNT      PERCENT
- - -------------                                          ------       -------        ------      -------
Investment Grade Bonds:
    Marketable                                       $  6,457.0       54.8%     $  6,551.5       55.5%
    Private Placements                                  2,023.6       17.2         2,062.1       17.4
                                                     ----------     ------      ----------     ------
        Subtotal                                        8,480.6       72.0         8,613.6       72.9

Below Investment Grade Bonds:
    Marketable                                            207.8        1.8           198.8        1.7
    Private Placements                                    219.1        1.8           239.3        2.0
                                                      ---------      -----      ----------    -------
           Subtotal                                       426.9        3.6           438.1        3.7

Equity Securities                                          35.7         .3            35.9         .3
Commercial Mortgages                                    1,477.2       12.5         1,465.0       12.4
Mortgages, Residential and Other                          490.4        4.2           483.4        4.1
Real Estate                                               100.9         .9            97.9         .8
Short-Term Investments                                    217.0        1.8           131.5        1.1
Other                                                     556.7        4.7           548.8        4.7
                                                      ---------      -----       ---------      -----
    Total Invested Assets                             $11,785.4      100.0%      $11,814.2      100.0%
                                                      =========      =====       =========      =====


FIXED MATURITY SECURITIES

The amount invested in fixed maturity securities as of March 31, 1996 and December 31, 1995, was $8.9 billion and $9.1 billion, respectively. The average marketable and private placement bond investments in a single corporate issuer (excluding structured finance securities such as CMOs, mortgage-backed pass throughs and asset-backed securities) as of March 31, 1996 were $9.6 million and $7.6 million, respectively.

All of the Company's marketable and privately placed bonds are required to be evaluated by the Securities Valuation Office (SVO) of the NAIC. The SVO evaluates the investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC's categories closely follow the public rating agencies' definition for marketable bonds. NAIC categories 1 and 2 include bonds considered investment grade (BBB or higher) by the public rating agencies. Categories 3 through 6 are referred to as below investment grade (BB or lower).

As of March 31, 1996, the weighted average book yields of the Company's investment grade portfolio and below investment grade portfolio were 7.8% and 9.1%, respectively. The weighted average book yield is not necessarily reflective of the net investment income ultimately realized by the Company. Investments with greater credit risk have a greater risk of default than investment grade securities, and, accordingly, some of the incremental book yield of the below investment grade portfolio may not be realized.

Effective December 31, 1995, the Company adopted the implementation guidance contained in the Financial Accounting Series Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." Concurrent with the adoption of this implementation guidance, the Company reclassified all of its held-to-maturity securities to available-for-sale based upon a reassessment of the appropriateness of the classifications of all securities held at that time.

The  following  tables  identify  the  amortized  cost and the fair value of the
Company's   fixed  maturity   securities   with  respect  to  each  NAIC  credit
classification as of the indicated dates (in millions):

                                                 MARCH 31, 1996
- - ----------------------------------------------------------------------------------------------------------
                                MARKETABLES                                PRIVATE PLACEMENTS
                -----------------------------------------      -------------------------------------------
                              GROSS UNREALIZED                               GROSS UNREALIZED
NAIC            AMORTIZED     ----------------       FAIR      AMORTIZED     ----------------       FAIR
RATING            COST        GAINS     (LOSSES)     VALUE       COST        GAINS    (LOSSES)      VALUE
- - ------            ----        -----     --------     -----       ----        -----    --------      -----
1               $4,615.0      $190.1      $(27.7)   $4,777.4   $  801.4       $31.3    $  (3.9)  $   828.8
2                1,616.4        73.8       (10.6)    1,679.6    1,154.0        46.1       (5.3)    1,194.8
3                  188.1         5.2        (3.2)      190.1      122.3         4.2       (2.0)      124.5
4                   17.1          .4        (1.8)       15.7       30.6         1.3          -        31.9
5                    2.0          .1         (.1)        2.0       66.3          .5       (4.8)       62.0
6                      -           -           -          -          .7          -           -          .7
Redeemable
  Preferred
  Stock               .5           -           -          .5        1.6          -         (.1)        1.5
                --------      ------      ------    --------   --------       -----     ------    --------
    Total       $6,439.1      $269.6      $(43.4)   $6,665.3   $2,176.9       $83.4     $(16.1)   $2,244.2
                ========      ======      ======    ========   ========       =====     ======    ========


                                                     DECEMBER 31, 1995
- - ----------------------------------------------------------------------------------------------------------
                                MARKETABLES                                PRIVATE PLACEMENTS
                -----------------------------------------      -------------------------------------------
                              GROSS UNREALIZED                               GROSS UNREALIZED
NAIC            AMORTIZED     ----------------       FAIR      AMORTIZED     ----------------       FAIR
RATING            COST        GAINS     (LOSSES)     VALUE       COST        GAINS    (LOSSES)      VALUE
- - ------            ----        -----     --------     -----       ----        -----    --------      -----
1               $4,578.5    $  309.7    $   (8.3)   $4,879.9   $  810.2     $  59.9    $  (1.0)  $   869.1
2                1,546.9       126.6        (1.9)    1,671.6    1,113.9        79.4        (.3)    1,193.0
3                  175.7         8.4        (2.6)      181.5      143.5         7.2       (3.0)      147.7
4                   17.1          .5        (2.2)       15.4       22.3         1.0        (.1)       23.2
5                    2.0          .1         (.2)        1.9       72.4          .8       (5.6)       67.6
6                      -           -           -          -          .8           -          -          .8
Redeemable
  Preferred
  Stock             .5             -           -          .5        1.6          -         (.1)        1.5
                --------      ------      ------    --------   --------       -----     ------    --------
    Total       $6,320.7      $445.3      $(15.2)   $6,750.8   $2,164.7      $148.3     $(10.1)   $2,302.9
                ========      ======      ======    ========   ========       =====     ======    ========

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in millions).

                                                       MARCH 31, 1996               DECEMBER 31, 1995
                                                    ---------------------         -------------------
                                                      AMORTIZED    FAIR            AMORTIZED    FAIR
                                                        COST       VALUE             COST       VALUE
                                                        ----       -----             ----       -----
Due in One Year or Less                              $   132.4  $   132.1          $   123.1  $   122.8
Due After One Year Through Five Years                  2,740.4    2,824.2            2,497.4    2,634.3
Due After Five Years Through Ten Years                 2,595.9    2,699.2            2,750.4    2,965.4
Due After Ten Years                                    1,011.9    1,066.1            1,056.5    1,172.9
Mortgage-Backed/Structured Finance
  Securities                                           2,135.4    2,187.9            2,058.0    2,158.3
                                                     ---------  ---------            -------  ---------
   Total                                              $8,616.0   $8,909.5           $8,485.4   $9,053.7
                                                      ========   ========           ========   ========

The fair values for the marketable bonds are based upon the quoted market prices for bonds actively traded. The fair values for marketable bonds without an active market, are obtained through several commercial pricing services which provide the estimated fair values. Fair market values for privately placed bonds which are not considered problems are determined utilizing a commercially available pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. Utilizing these data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond. Fair values for privately placed bonds which are considered problems are determined through consideration of factors such as the net worth of borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees and the Company's evaluation of the borrower's ability to compete in the relevant market (see Problem Investments).

Fair values of fixed income securities fluctuate due to a number of factors, including the market level of interest rates, fluctuations in the corporate spreads over the risk-free rate and changes in the credit quality of specific investments.

The Company's marketable and private placement bond portfolios were diversified by industry (based upon amortized cost) as of the indicated dates as set forth in the following table:

                                                PERCENT OF MARKETABLE            PERCENT OF PRIVATE
                                                   BOND PORTFOLIO                 PLACEMENT PORTFOLIO
                                             ----------------------------     -----------------------------
                                              MARCH 31       DECEMBER 31       MARCH 31        DECEMBER 31
                                                1996            1995             1996             1995
                                                ----            ----             ----             ----
Basic Material                                   6.8%            4.2%             9.1%             7.1%
Consumer Non-Cyclical                            6.0             5.8             19.3             18.4
Consumer Products/Services                       6.7             6.9             18.6             18.9
Energy                                           6.2             6.4              7.4              7.1
Financial Services                              18.2            17.9             16.6             16.3
Government                                       4.2             4.4               .9              1.0
Industrial                                       3.6             6.3              8.8             11.4
Mortgage Backed/Structured
   Finance Securities                           32.4            31.9              1.4              1.4
Real Estate                                       .1              .1              1.5              1.6
Retailing                                        2.5             2.6              6.1              6.4
Technology                                       2.5             2.4              4.6              4.6
Utilities                                       10.8            11.1              5.7              5.8
                                              ------          ------           ------          -------
    Total                                      100.0%          100.0%           100.0%           100.0%
                                               =====           =====            =====            =====


BELOW INVESTMENT GRADE INVESTMENTS

Issuers of below investment grade debt frequently have relatively high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are issuers of investment grade securities.

The largest investment in below investment grade bonds of any one borrower was approximately two-tenths of one percent of invested assets at March 31, 1996. The largest investment in below investment grade bonds of any one industry grouping was approximately 1.5% of invested assets at March 31, 1996. Concentrations of the portfolio in below investment grade bonds are regularly analyzed and adjusted as appropriate.

MORTGAGE-BACKED SECURITIES

The Company's investment policy permits the acquisition of mortgage-backed securities and collateralized mortgage obligations (collectively referred to as MBS securities) provided that the Company's aggregate investment in MBS securities shall not exceed 50% of its statutory assets and the Company shall not acquire any interests in residual, interest only, principal only or inverse floater tranches of MBS securities. The Company's investment strategy has been to invest primarily in actively traded MBS securities which are structured to reduce prepayment risk as compared to direct investments in the underlying mortgage collateral. The amortized cost and estimated fair value of investments in MBS securities categorized by interest rates on the underlying collateral were comprised of the following (in millions):

                                                            MARCH 31, 1996
                                                     ---------------------------
                                                       AMORTIZED
                                                         COST         FAIR VALUE
                                                         ----         ----------
Adjustable Rate Pass Through MBS Securities:
Below 5%                                               $  65.0        $   65.1
5% - 6%                                                   87.9            88.9
6% - 7%                                                  403.6           403.5
Above 7%                                                  54.4            54.5

Fixed Rate Pass Through MBS Securities:
Below 8%                                                   7.6             8.0
8% - 9%                                                   10.7            11.5
Above 9%                                                 317.2           325.8

Planned Amortization Class MBS Securities:
Below 7%                                                 348.9           364.2
7% - 8%                                                  131.0           136.7
8% - 9%                                                   31.2            31.9
Above 9%                                                 160.6           164.4

Other MBS Securities:
Below 7%                                                  78.6            84.5
7% - 8%                                                   21.9            23.4
8% - 9%                                                   14.8            15.2
                                                      --------        --------

Total MBS Securities                                  $1,733.4        $1,777.6
                                                      ========        ========


The Company invests in asset-backed securities in addition to the MBS securities described above. As of March 31, 1996, the Insurers held asset-backed securities with an amortized cost of $402.0 million and a fair value of $410.3 million.

MORTGAGE LOANS

The Company's commercial mortgage loans generally range in size from $1.5 to $11.0 million, with the average commercial mortgage loan investment as of March 31, 1996 being approximately $2.0 million.

The commercial mortgage loan portfolio diversification by property type and geographic region of the country was as follows:

                                                       PROPERTY TYPE
                                               -----------------------------
                                                MARCH 31        DECEMBER 31
                                                  1996              1995
                                                  ----              ----

Apartment                                         10.4%              9.4%
Retail                                            14.1              12.8
Office                                            28.5              30.0
Industrial                                        25.4              26.2
Hotel/Motel                                        4.3               4.5
Special Purpose                                   17.3              17.1
                                                ------            ------
    Total                                        100.0%            100.0%
                                                 =====             =====

                                                      GEOGRAPHIC REGION
                                               -----------------------------
                                                March 31        December 31
                                                  1996              1995
                                                  ----              ----

Northeast                                          6.1%              5.9%
Midwest                                           33.1              32.5
Southeast                                         19.5              18.9
Southwest                                          4.8               4.9
Mountain                                           6.9               7.1
Pacific                                           29.6              30.7
                                                ------            ------
    Total                                        100.0%            100.0%
                                                 =====             =====

The weighted average yield of the commercial mortgage loan portfolio as of March 31, 1996 was 9.0%. The weighted average maturity of these loans was 5.6 years.

The principal balance of commercial mortgage loans with scheduled maturities during the remainder of 1996 and for the year ending December 31, 1997 is $233.5 million and $174.9 million, respectively. Of the $202.0 million of commercial mortgage loans with maturities scheduled during 1995, approximately 57% were paid in full at or near the scheduled maturity date. Approximately 3% of the commercial mortgage loans with maturities scheduled during 1995 were declared to be in default. Approximately 40% of the commercial mortgage loans with maturities scheduled during 1995 were rewritten by the Company at current market terms and conditions.

The Company invests in individual and pools of individual residential mortgage loans in addition to the structured finance securities backed by residential mortgages (see Fixed Maturity Securities). As of March 31, 1996 and December 31, 1995, the Insurers held $487.9 million and $480.8 million, respectively, of non-securitized residential mortgage loans.

UNREALIZED INVESTMENT GAINS (LOSSES)

Debt and equity securities classified as available-for-sale are carried at fair value on the condensed consolidated balance sheets with unrealized gains and losses excluded from income and reported as a separate component of shareholders' equity.

The March 31, 1996 balance of shareholders' equity was increased by $128.3 million (comprised of net unrealized appreciation in the carrying value of the securities of $295.0 million, reduced by $97.6 million of related adjustments to deferred policy acquisition costs and present value of future profits and $69.1 million in deferred income taxes) to reflect the net unrealized gain on securities classified as available-for-sale.

Changes in net unrealized gains or losses are primarily the results of fluctuations in market interest rates which impact the market value of fixed interest rate securities. The change in market value of the Company's fixed maturity securities is not expected to have a significant effect on results of operations or liquidity because: 1) the Company has the present intent and practice to hold most of its available-for-sale fixed maturity securities to maturity and 2) the Company's asset/liability management activity is designed to monitor and adjust for the effects of changes in market interest rates.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company has an established program prescribing the use of derivatives in its asset/liability management activity. The investment policy of each of the Insurers expressly precludes the use of such instruments for speculative purposes. The policy details permissible uses and instruments and contains accounting and management controls designed to assure compliance with these policies. The Company is not a party to leveraged derivatives.

The insurance liabilities of the Company are sensitive to changes in market interest rates. The Company has established procedures for evaluating these liabilities and structures investment asset portfolios with compatible characteristics. Investment assets are selected which provide yield, cash flow and interest rate sensitivities appropriate to support the insurance products.

The Company uses interest rate swaps and interest rate futures as part of this asset/liability management program. The Company has acquired a significant amount of certain shorter duration investments, such as floating rate or adjustable rate investments. Acquisition of these assets shortens the duration of an asset portfolio. The Company uses interest rate swaps to extend the duration of these portfolios as an alternative to purchasing longer duration investments.

The Company uses duration analysis to estimate the amount of sensitivity to market interest rate changes. Duration of a bond or portfolio can be thought of as the life in years of a notional zero-coupon bond whose fair value would change by the same amount in response to any change in market interest rates. The following table sets forth the asset duration, portfolio duration and target duration for the investment portfolio of each business segment. The portfolio duration includes the duration impact added by interest rate swaps and interest rate futures contracts. Target durations are determined by the Company based upon the subjective evaluation of a number of characteristics of the liabilities, including such factors as the ability of the Company to modify interest crediting rates, the presence and magnitude of surrender charges, historical and projected lapse experience, the level of market interest rates and competition.

                                                     MARCH 31, 1996
                                         ------------------------------------
                                           ASSET        PORTFOLIO     TARGET
                                         DURATION       DURATION     DURATION
                                         --------       --------     --------
Individual Insurance                        3.82          4.07       3.5-5.0
Employee Benefits                           3.32          3.78       3.5-8.0
Life and Health Reinsurance                 4.33          4.49       3.5-8.0
Pension                                     2.61          3.30       3.0-4.0

At March 31, 1996 and December 31, 1995, the Company had 73 interest rate swap contracts in effect with an aggregate notional amount of $1.22 billion. During the three months ended March 31, 1996, one new interest rate swap contract was entered into with a notional amount of $20.0 million and one interest rate swap contract matured with a notional amount of $25.0 million. There were no terminations of interest rate swaps prior to maturity during the three months ended March 31, 1996. The Company has no deferred gains or losses at March 31, 1996 related to swap contracts terminated early. The estimated fair value of the interest rate swap contracts in effect at March 31, 1996 was an unrealized gain of $17.0 million.

The following table details the characteristics of the Company's interest rate swap portfolio at March 31, 1996. All of the contracts described below are standard contracts whereby the Company pays a floating rate of interest (generally based upon the LIBOR rate as determined from time to time) and receives a fixed rate (generally a specified contract rate).

                                                   NOTIONAL      RANGE OF FIXED
(In Millions)                                       AMOUNT       RATES RECEIVED
- - -------------                                       ------       --------------
Maturing in One Year or Less                       $  245.0          6.7 - 9.8%
Maturing After One Year Through Three Years           320.0          5.2 - 8.7
Maturing After Three Years Through Five Years         472.5          5.3 - 6.9
Maturing After Five Years Through Seven Years         180.0          6.7 - 8.2
                                                   --------
Total Notional Amount                              $1,217.5
                                                   ========

The Company closely monitors the effect of the swap position on reported income. The Company's investment portfolio includes a substantial amount of floating rate investments. Changes in market interest rates have an opposite (and approximately offsetting) effect on the reported income from the swap portfolio. Accordingly, the reported investment income (or losses) attributable to the Company's swap position will be approximately offset by the changed investment income of the Company's floating or adjustable rate investments in a changing rate environment. At March 31, 1996 the Company held $1.46 billion of adjustable rate invested assets, short-term investments and cash.

The Company also enters into futures contracts, which are contracts for delayed delivery of securities or money market instruments in which the seller agrees to make delivery at a specified future date of a U.S. Treasury Bond at a specified price or yield. These contracts are entered into to manage interest rate risk of the Company's GIC operations. The contracts that the Company has entered into are exchange traded and marked to market daily. The contract value of these futures contracts at March 31, 1996 was $76.5 million.

PROBLEM INVESTMENTS

The Company classifies invested assets of the Insurers as problem investments where: (i) an asset is delinquent in a required payment of principal or interest; (ii) an asset is the subject of a foreclosure action or the borrower is in bankruptcy; (iii) a loan has been restructured; or (iv) a loan has been foreclosed and the collateral is owned (Problem Investments). The Company reports a mortgage loan as delinquent when a required payment of principal or interest is sixty days past due. Fixed maturity securities are reported as delinquent following the contractual grace period allowed for any required payment of principal or interest. The Company generally considers a loan as restructured when one or more of the following terms is changed for the benefit of the borrower: (i) interest rate for a specified period of time or for the life of the loan; (ii) maturity date; (iii) the principal face amount or timing of principal repayments on a contingent or absolute basis; or (iv) amount or timing of payment of accrued interest.

In addition to the risk of loss of principal, the Company's Problem Investments reduce investment income because some are not producing income and others are producing income at rates below those agreed upon when the loans were initially made. For restructured loans for the three months ended March 31, 1996, the gross interest income that would have been recorded had such loans been current in accordance with their original terms was $.8 million compared with actual interest recorded of $.7 million. The Company does not accrue interest on Problem Investments when management believes the likelihood of collection of principal or interest is doubtful.

The amortized cost of Problem Investments, net of related write-offs and allowances and non-recourse debt, as of the indicated dates was as follows (in millions):

                                               MARCH 31         DECEMBER 31
                                                 1996              1995
                                               ---------        -----------
Fixed Maturity Securities 1                      $  23.7          $  23.9
Commercial Mortgage Loans                           27.3             21.9
Residential and Other Mortgage Loans                8.5               8.1
Investment Real Estate 2                            12.7             14.9
Foreclosed Real Estate                              50.4             50.2
                                                 -------          -------
    Total                                         $122.6           $119.0
                                                  ======           ======

1   All problem fixed maturity securities were private placements.
2 The amounts shown represent real estate acquired as an investment which the Company has determined to be Problem Investments.

The amortized cost of Problem Investments in the preceding table reflects reductions for write-offs and allowances taken by the Company. The cumulative amounts of such write-offs and allowances on problem invested assets of the Insurers on the condensed consolidated balance sheets as of the indicated dates were as follows (in millions):

                                                 MARCH 31         DECEMBER 31
                                                   1996              1995
                                                 ---------        -----------
Fixed Maturity Securities                          $  8.0           $  8.0
Commercial Mortgage Loans                            11.6             10.9
Residential and Other Mortgage Loans                   .4               .4
Investment Real Estate                                1.0              1.0
Foreclosed Real Estate                               30.4             29.3

The amount of Problem Investments is affected to a significant degree by economic conditions and the status of the real estate markets. While the Company believes it has set aside appropriate reserves and allowances for Problem
Investments, subsequent economic and market conditions may require the establishment of additional reserves.

The Company establishes the carrying value of all Problem Investments. For problem marketable securities, the fair value is the quoted market value. For problem private placement debt securities, the fair value is determined through consideration of factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees and the Company's evaluation of the borrower's ability to compete in the relevant market.

For problem and potential problem securities, the Company determines whether a decline in fair value below the amortized cost is other than temporary. If the decline in fair value is determined to be other than temporary, the Company writes down the cost basis to fair value and the amount of the write-down is recorded as a realized loss. Subsequent changes in the fair value of problem available-for-sale securities which are determined to be temporary are reflected directly in equity as unrealized gains or losses.

Fair value for problem real estate and problem mortgage loans is determined taking into consideration one or more of the following factors, depending on the circumstances for each property, including: (i) property valuation techniques utilizing discounted cash flows at the time of stabilization including capital expenditures and stabilization costs; (ii) sales of comparable properties; (iii) geographic location of the property and related market conditions; and (iv) disposition costs. In many instances, there is not an active market for such properties. Therefore, the fair value determined by the Company may be greater than the price which may be realized if the Company were forced to liquidate such properties on an immediate sale basis. If fair value of a problem mortgage loan or real estate investment is less than the carrying value, the Company records a write-off or an increase in the allowance for uncollectible amounts. Foreclosed properties are actively managed by the Company in order to maximize net realizable value. The Company has the intent and ability to hold these assets until appropriate sales opportunities arise.

The following tables set forth the distribution of problem commercial mortgage loans by property type and geographic region as of the indicated dates:

                                                  PROPERTY TYPE
                                           -----------------------------
                                            MARCH 31        DECEMBER 31
                                              1996             1995
                                              ----             ----
Retail                                        10.7%             6.1%
Office                                        68.6             72.8
Industrial                                    17.9             18.1
Hotel/Motel                                    2.8              3.0
                                             -----            -----
Total                                        100.0%           100.0%
                                             =====            =====

                                                GEOGRAPHIC REGION
                                           -----------------------------
                                            MARCH 31        DECEMBER 31
                                              1996             1995
                                              ----             ----
Midwest                                       40.1%            39.2%
Southeast                                     26.6             28.4
Southwest                                      5.2              3.4
Mountain                                       1.0              1.0
Pacific                                       27.1             28.0
                                            ------           ------
    Total                                    100.0%           100.0%
                                             =====            =====

The Company also monitors its portfolios in an attempt to identify loans which are not currently classified as Problem Investments, but where the Company has knowledge which causes it to have serious doubts as to the ability of borrowers to comply with the present loan repayment terms. These loans (Potential Problem Investments) are subject to increased scrutiny and review by the Company. The amounts of private placements and mortgage loan Potential Problem Investments were $16.5 million and $55.1 million, respectively at March 31, 1996.

KNOWN TRENDS AND UNCERTAINTIES WHICH MAY AFFECT FUTURE REPORTED RESULTS

HEALTH CARE MARKETPLACE ENVIRONMENT
The market place for the provision of health care employee benefits is changing in response to legislative and regulatory initiatives and a market trend toward capitated and managed care plans. The Company has determined that it will not seek to directly provide capitated plans, but, rather will market plans maintained by third party managed care organizations through a series of strategic alliances in selected markets. The Company intends to jointly market its group life coverage with its strategic partners in these markets. The Company expects that its book of insured health and health related business will decline over the next several years and the Company does not expect significant new sales of insured health and health related products. The Company cannot predict the impact that these market developments will have on future reported earnings. Excluding the earnings of the operations acquired from USLICO, the health insurance and managed care businesses have, over the past three years, on average, represented approximately 10% of the Company's after tax earnings.

GUARANTY ASSOCIATION ASSESSMENTS
The Insurers are subject to state guaranty association assessments in all states in which they are admitted. Generally these associations guarantee specified amounts (commonly $100,000 of surrender values or $300,000 of other benefits) payable to residents of the state under policies of insolvent insurers. State laws vary widely on coverage (and inclusion in the assessment base) of GICs. Most state laws permit assessments or some portion thereof to be credited against future premium taxes. However, several states do not permit such a credit. While the Company believes that it has accrued appropriate amounts based upon currently available information, the Company could be subject to additional future assessments in amounts which may be material.

LITIGATION
The Company is a defendant in a number of lawsuits arising out of the normal course of the business of the Insurers. While the nature and amount of the Company's outstanding litigation has been fairly constant over the past several years, some life insurers have recently been subjected to significant punitive damages awards in certain jurisdictions. While the Company is not aware of any actions or allegations which should reasonably give rise to any punitive damages liability, it is possible that the Company could be subjected to such a claim in an amount which could be material.

                            RELIASTAR FINANCIAL CORP.

Part II. Other Information

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(11)     Statement re Computation of Per Share Earnings

(27)     Financial Data Schedule

Reports on Form 8-K:

A separate Form 8-K dated March 29, 1996 was filed in relation to the issuance of $125.0 million of Trust-Originated Preferred Securities.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                       Dated       MAY 14, 1996
                              ---------------------

                       RELIASTAR FINANCIAL CORP.







                          /S/ WAYNE R. HUNEKE
                      --------------------------
                      by Wayne R. Huneke
                      Senior Vice President, Chief Financial Officer and
                         Treasurer

                           ReliaStar Financial Corp.
                                 Exhibit Index

DESCRIPTION
- - -----------

(11)    Statement re Computation of Per Share Earnings                26

(27)    Financial Data Schedule

                            ReliaStar Financial Corp.                 EXHIBIT 11
                        Computation of Earnings Per Share
                     (in millions, except per share amounts)

                                                                           THREE MONTHS
                                                                          ENDED MARCH 31
                                                                    ---------------------------
EARNINGS:                                                              1996            1995
                                                                    -----------    ------------
Primary:
   Net Income, as Reported                                          $      48.0     $      37.8
   Dividends on ESOP Convertible Preferred Stock                            (.7)            (.7)
   Tax Benefit on Unallocated ESOP Dividends                                 .2              .2
   Dividends on 10% Senior Cumulative Preferred Stock                      (1.6)           (1.6)
                                                                    -----------     -----------
     Net Income, As Adjusted                                        $      45.9     $      35.7
                                                                    ===========     ===========
Fully Diluted:
   Net Income, as Reported                                          $      48.0     $      37.8
   Additional Compensation Expense due to Assumed
    Conversion of ESOP Convertible Preferred Stock                          -               (.1)
   Dividends on 10% Senior Cumulative Preferred Stock                      (1.6)           (1.6)
                                                                    -----------     -----------
      Net Income, as Adjusted                                       $      46.4     $      36.1
                                                                    ===========     ===========

SHARES:

Primary:
   Weighted Average Common Shares Outstanding, Unadjusted                  36.4            35.8
   Dilutive Effect of Outstanding Stock Options                              .5              .5
                                                                    -----------     -----------
     Weighted Average Common Shares, as Adjusted                           36.9            36.3
                                                                    ===========     ===========
Fully Diluted:
   Weighted Average Common Shares Outstanding, Unadjusted                  36.4            35.8
   Dilutive Effect of:
     ESOP Convertible Preferred Stock                                       2.6             2.6
     Outstanding Stock Options                                               .5              .5
                                                                    -----------     -----------
   Weighted Average Common Shares, as Adjusted                             39.5            38.9
                                                                    ===========     ===========

NET INCOME PER COMMON SHARE:

   Primary                                                          $     1.24      $       .98
                                                                    ==========      ===========

   Fully Diluted                                                    $     1.17      $       .93
                                                                    ==========      ===========

                                       26