Form 10-Q
period 1996-06-30
RELIASTAR FINANCIAL CORP
filed 1996-08-13
CIK 841528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________________ to _________________.

Commission File Number  1-10640
                        -------

                            RELIASTAR FINANCIAL CORP.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                               41-1620373
- -------------------------------                        ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

            20 WASHINGTON AVENUE SOUTH, MINNEAPOLIS, MINNESOTA 55401
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (612) 372-5432
              (Registrant's telephone number, including area code)

     ---------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO ______

Number of shares of common stock outstanding as of July 31, 1996 was 36,571,484.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            RELIASTAR FINANCIAL CORP.
                      Condensed Consolidated Balance Sheets
                                  (in millions)
                                   (unaudited)


                                                                      JUNE 30, 1996            DECEMBER 31, 1995
                                                                      -------------            -----------------
ASSETS
Fixed Maturity Securities, Available-for-Sale                          $    8,867.4                $    9,053.7
Equity Securities                                                              34.0                        35.9
Mortgage Loans on Real Estate                                               1,893.2                     1,948.4
Real Estate and Leases                                                         99.7                        97.9
Policy Loans                                                                  519.6                       499.8
Other Invested Assets                                                          51.7                        47.0
Short-Term Investments                                                        244.9                       131.5
                                                                       ------------                ------------
     Total Investments                                                     11,710.5                    11,814.2
Cash                                                                           34.6                        48.5
Accounts and Notes Receivable                                                 162.0                       165.3
Reinsurance Receivable                                                        168.3                       162.9
Deferred Policy Acquisition Costs                                             970.0                       860.7
Present Value of Future Profits                                               240.0                       192.0
Property and Equipment, Net                                                   121.1                       123.2
Accrued Investment Income                                                     159.0                       164.7
Other Assets                                                                  309.8                       299.1
Participation Fund Account Assets                                             316.6                       319.6
Assets Held in Separate Accounts                                            1,753.6                     1,369.0
                                                                       ------------                ------------
       TOTAL ASSETS                                                    $   15,945.5                $   15,519.2
                                                                       ============                ============

LIABILITIES
Future Policy and Contract Benefits                                    $   11,153.5                $   11,033.2
Pending Policy Claims                                                         269.5                       257.7
Other Policyholder Funds                                                      183.9                       174.4
Notes and Mortgages Payable                                                   395.9                       422.3
Income Taxes                                                                   79.9                       170.2
Other Liabilities                                                             346.7                       358.8
Participation Fund Account Liabilities                                        316.6                       319.6
Liabilities Related to Separate Accounts                                    1,748.1                     1,362.9
                                                                       ------------                ------------
       TOTAL LIABILITIES                                                   14,494.1                    14,099.1
                                                                       ------------                ------------

Company-Obligated Mandatorily Redeemable Preferred
   Securities Issued by a Consolidated Subsidiary                             120.8                           -

SHAREHOLDERS' EQUITY
10% Senior Cumulative Preferred Stock                                          63.2                        63.2
ESOP Convertible Preferred Stock                                               28.8                        28.9
Note Receivable from ESOP                                                     (22.6)                      (23.4)
Common Stock (Shares Issued: 1996, 39.8; 1995, 39.8)                          565.9                       566.5
Unamortized Restricted Stock Awards                                            (2.3)                       (3.0)
Net Unrealized Investment Gains                                                75.9                       246.8
Retained Earnings                                                             719.1                       647.2
Less Treasury Common Stock, at Cost (Shares Held: 1996, 3.2;
   1995, 3.5)                                                                 (97.4)                     (106.1)
                                                                       ------------                ------------
       TOTAL SHAREHOLDERS' EQUITY                                           1,330.6                     1,420.1
                                                                       ------------                ------------

       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                            $   15,945.5                $   15,519.2
                                                                       ============                ============


See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                   Condensed Consolidated Statements of Income
                      (in millions, except per share data)
                                   (unaudited)


                                                                THREE MONTHS ENDED JUNE 30              SIX MONTHS ENDED JUNE 30
                                                                --------------------------              ------------------------
                                                                   1996             1995                1996                1995
REVENUES                                                      ------------        -----------        ------------        -----------
Premiums                                                      $     208.6         $     210.5        $     413.6         $     419.9
Net Investment Income                                               237.2               218.3              469.5               432.5
Realized Investment Gains                                             2.5                 9.1                8.7                 5.3
Policy and Contract Charges                                          60.8                53.2              120.6               105.9
Other Income                                                         37.6                29.3               67.7                62.0
                                                              -----------         -----------        -----------         -----------
     Total                                                          546.7               520.4            1,080.1             1,025.6
                                                              -----------         -----------        -----------         -----------

BENEFITS AND EXPENSES
Benefits to Policyholders                                           328.5               329.4              652.3               652.7
Sales and Operating Expenses                                        100.7                85.7              200.9               174.6
Amortization of Deferred Policy Acquisition Costs
    and Present Value of Future Profits                              29.7                23.4               54.2                47.3
Interest Expense                                                      6.9                 6.4               14.2                12.2
Dividends and Experience Refunds to Policyholders                     4.8                 6.0                8.1                10.9
                                                              -----------         -----------        -----------         -----------
     Total                                                          470.6               450.9              929.7               897.7
                                                              -----------         -----------        -----------         -----------
Income Before Income Taxes and Net Dividends on Preferred
    Securities of Subsidiary                                         76.1                69.5              150.4               127.9
Income Tax Expense                                                   26.7                24.7               52.9                45.3
Net Dividends on Preferred Securities of Subsidiary                   1.6                   -                1.7                   -
                                                              -----------         -----------        -----------         -----------

Net Income                                                    $      47.8         $      44.8        $      95.8         $      82.6

                                                              ===========         ===========        ===========         ===========

NET INCOME PER COMMON SHARE
Primary                                                       $      1.23         $      1.15        $      2.48         $      2.13

                                                              ===========         ===========        ===========         ===========

Fully Diluted                                                 $      1.17         $      1.08        $      2.34         $      2.01
                                                              ===========         ===========        ===========         ===========

Net Income Available to Common Shareholders                   $      45.7         $      42.7        $      91.6         $      78.4
                                                              ===========         ===========        ===========         ===========

Weighted Average Shares
  Common and Common Equivalent Shares (Primary)                      37.0                37.3               36.9                36.8
  Common Shares Assuming Maximum Dilution (Fully Diluted)            39.5                40.0               39.5                39.5


See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
            Condensed Consolidated Statements of Shareholders' Equity
                      (in millions, except per share data)
                                   (unaudited)

                                                                                   SIX MONTHS ENDED JUNE 30
                                                                                --------------------------------
                                                                                  1996                  1995
                                                                                --------             -----------
10% SENIOR CUMULATIVE PREFERRED STOCK
   Beginning and End of Period                                               $        63.2          $       63.2
                                                                             -------------          ------------

ESOP CONVERTIBLE PREFERRED STOCK
   Beginning of Year                                                                  28.9                  29.3
   Redeemed                                                                            (.1)                  (.2)
                                                                             -------------          ------------
      End of Period                                                                   28.8                  29.1
                                                                             -------------          ------------

NOTE RECEIVABLE FROM ESOP
   Beginning of Year                                                                 (23.4)                (24.6)
   Repayments, Accrued or Paid                                                          .8                    .6
                                                                             -------------          ------------
      End of Period                                                                  (22.6)                (24.0)
                                                                             -------------          ------------

COMMON STOCK
   Beginning of Year                                                                 566.5                 293.4
   Issued for Acquisition                                                                -                 265.9
   Gain on Treasury Shares Reissued for Acquisition                                   (2.0)                 10.1
   Other, Net                                                                          1.4                   (.9)
                                                                             -------------          ------------
      End of Period                                                                  565.9                 568.5
                                                                             -------------          ------------

UNAMORTIZED RESTRICTED STOCK AWARDS
   Beginning of Year                                                                  (3.0)                 (2.1)
   Awards, Net                                                                         (.1)                 (2.1)
   Amortization of Restricted Stock Awards                                              .8                    .5
                                                                             -------------          ------------
      End of Period                                                                   (2.3)                 (3.7)
                                                                             -------------          ------------

NET UNREALIZED INVESTMENT GAINS (LOSSES)
   Beginning of Year                                                                 246.8                 (79.4)
   Change for the Period                                                            (170.9)                206.4
                                                                             -------------          ------------
      End of Period                                                                   75.9                 127.0
                                                                             -------------          ------------

RETAINED EARNINGS
   Beginning  of Year                                                                647.2                 528.4
   Net Income                                                                         95.8                  82.6
   Dividends to Shareholders:
      10% Senior Cumulative Preferred Stock ($5.00 Per Share)                         (3.2)                 (3.2)
      ESOP Convertible Preferred Stock ($1.095 Per Share)                             (1.4)                 (1.4)
      Common Stock (Per Share: 1996, $.53; 1995, $.475)                              (19.4)                (17.6)
   Tax Benefit on ESOP Convertible Preferred Stock Dividend                             .4                    .4
   Redemption of ESOP Convertible Preferred Stock                                      (.3)                  (.2)
                                                                             -------------          ------------
      End of Period                                                                  719.1                 589.0
                                                                             -------------          ------------

TREASURY COMMON STOCK
   Beginning of Year                                                                (106.1)                 (9.7)
   Acquired with Acquisition                                                             -                 (72.7)
   Reissued for Acquisition                                                              -                   9.7
   Acquired, Other                                                                    (2.6)                (36.8)
   Reissued, Other                                                                    11.3                  11.2
                                                                             -------------          ------------
      End of Period                                                                  (97.4)                (98.3)
                                                                             -------------          ------------

TOTAL SHAREHOLDERS' EQUITY                                                   $     1,330.6          $    1,250.8
                                                                             =============          ============


See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                 Condensed Consolidated Statements of Cash Flows
                                  (in millions)
                                   (unaudited)

                                                                                     SIX MONTHS ENDED JUNE 30
                                                                                --------------------------------
                                                                                   1996                 1995
                                                                                ----------           -----------
OPERATING ACTIVITIES
Net Income                                                                      $     95.8            $     82.6
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities
     Interest Credited to Insurance Contracts                                        245.1                 242.8
     Future Policy Benefits                                                         (122.9)                (37.2)
     Capitalization of Deferred Policy Acquisition Costs                             (92.1)                (92.5)
     Amortization of Deferred Policy Acquisition Costs                                54.2                  47.3
     Deferred Income Taxes                                                             5.6                   5.3
     Net Change in Receivables and Payables                                           10.0                 (44.4)
     Other Assets                                                                     (5.0)                (62.4)
     Realized Investment Gains, Net                                                   (8.7)                 (5.3)
     Other                                                                             4.4                   3.3
                                                                             -------------        --------------
          Net Cash Provided by Operating Activities                                  186.4                 139.5
                                                                             -------------        --------------

INVESTING ACTIVITIES
Proceeds from Sales of Available-for-Sale Fixed Maturity Securities                   51.8                  99.2
Proceeds from Maturities or Repayment of Fixed Maturity Securities                   481.2                 325.8
Cost of Fixed Maturity Securities Acquired                                          (734.5)               (759.3)
Sales of Equity Securities, Net                                                        2.0                  16.3
Proceeds of Mortgage Loans Sold, Matured or Repaid                                   226.4                 123.8
Cost of Mortgage Loans Acquired                                                     (179.4)               (120.2)
Sales of Real Estate and Leases, Net                                                   5.7                   5.2
Policy Loans Issued, Net                                                             (19.8)                (36.4)
Sales of Other Invested Assets, Net                                                     .9                   8.2
Purchases of Short-Term Investments, Net                                            (113.4)                (15.4)
Net Cash Acquired with Acquisition of USLICO Corp.                                       -                   1.3
                                                                             -------------        --------------
          Net Cash Used by Investing Activities                                     (279.1)               (351.5)
                                                                             -------------        --------------

FINANCING ACTIVITIES
Deposits to Insurance Contracts                                                      575.1                 689.8
Maturities and Withdrawals from Insurance Contracts                                 (571.5)               (515.7)
Net Proceeds from Issuance of Preferred Securities                                   120.8                     -
Increase in Notes and Mortgages Payable                                               17.0                 197.8
Repayment of Notes and Mortgages Payable                                             (43.4)                (96.1)
Payments Received on Note Receivable from ESOP                                           -                    .9
Issuance of Common Stock Under Stock Option and Other Plans                            7.4                   4.3
Dividends on 10% Senior Cumulative Preferred Stock                                    (3.2)                 (3.2)
Dividends on ESOP Convertible Preferred Stock                                         (1.4)                 (1.4)
Dividends on Common Stock                                                            (19.4)                (17.6)
Acquisition of Treasury Common Stock                                                  (2.6)                (36.8)
                                                                             -------------        --------------
          Net Cash Provided by Financing Activities                                   78.8                 222.0
                                                                             -------------        --------------
Increase (Decrease) in Cash                                                          (13.9)                 10.0
Cash at Beginning of Period                                                           48.5                  20.3
                                                                             -------------        --------------
Cash at End of Period                                                        $        34.6        $         30.3
                                                                             =============        ==============


     See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with that reflected in the 1995 Annual Report filed with the Securities and Exchange Commission (SEC) except for the accounting changes as described in Note 2. The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 1995, has been prepared by management without audit by independent certified public accountants. The condensed consolidated balance sheet as of December 31, 1995 has been derived from, and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1995.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and directors and will disclose the required proforma effect on net income and earnings per share in its consolidated financial statement for the year ending December 31, 1996.

Note 3. Company-Obligated Mandatorily Redeemable Preferred Securities Issued by a Consolidated Subsidiary

On March 29, 1996, ReliaStar Financing I (the "Subsidiary Trust"), a consolidated wholly owned subsidiary of ReliaStar, issued $125.0 million of 8.20% Trust-Originated Preferred Securities (the "Preferred Securities"). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by ReliaStar of all of the Subsidiary Trust's common securities (the "Common Securities"), ReliaStar issued to the Subsidiary Trust $128.9 million principal amount of its 8.20% Subordinated Deferrable Interest Notes, due March 15, 2016 (the "Junior Subordinated Debt Securities"). The sole assets of the Subsidiary Trust are and will be the Junior Subordinated Debt Securities. The interest and other payment dates on the Junior Subordinated Debt Securities correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Junior Subordinated Debt Securities may be distributed to holders of Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Junior Subordinated Debt Securities are redeemable at the option of ReliaStar on or after March 29, 2001, at a redemption price of $25 per Junior Subordinated Debt Security plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a PRO RATA basis to the same extent that the Junior Subordinated Debt Securities are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. ReliaStar's obligations under the Junior Subordinated Debt Securities and related agreements, taken together, constitute a full and unconditional guarantee by ReliaStar of payments due on the Preferred Securities. On March 29, 1996, 5,000,000 shares of Preferred Securities were issued and all remain outstanding.

Note 4. Redemption of 10% Senior Cumulative Preferred Stock

On July 1, 1996, the Company redeemed, at par, all of the outstanding shares of its 10% Senior Cumulative Preferred Stock. The par value of the 10% Senior Cumulative Preferred Stock was $63.25 million. The redemption was funded with a portion of the proceeds from the issuance of the Preferred Securities (See Note
3).

ITEM 2.                    RELIASTAR FINANCIAL CORP.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Pretax results of operations by business segment are summarized below (in millions):

                                                            THREE MONTHS                 SIX MONTHS
                                                            ENDED JUNE 30               ENDED JUNE 30
                                                         --------------------      --------------------
                                                          1996          1995          1996         1995
                                                          ----          ----          ----         ----
Pretax Income (Loss) Excluding Realized
 Investment Gains and Losses:
   Individual Insurance                                $  47.4       $  39.5        $  97.6     $  82.7
   Employee Benefits                                      12.2          11.1           22.0        22.1
   Life and Health Reinsurance                            12.3          10.8           24.2        21.9
   Pension                                                 3.5           3.1            7.6         5.4
   Corporate and Other                                    (1.8)         (4.1)          (9.7)       (9.5)
                                                       -------       -------        -------     -------
Pretax Operating Income                                   73.6          60.4          141.7       122.6
   Net Pretax Realized Investment Gains                    2.5           9.1            8.7         5.3
                                                       -------       -------        -------     -------
Pretax Income Before Net Dividends
  on Preferred Securities of Subsidiary                   76.1          69.5          150.4       127.9
Income Tax Expense                                        26.7          24.7           52.9        45.3
Net Dividends on Preferred Securities of Subsidiary        1.6             -            1.7           -
                                                       -------       -------        -------     -------
Net Income                                             $  47.8       $  44.8        $  95.8     $  82.6
                                                       =======       =======        =======     =======


The discussion of business segment results that follows refers to the above pretax segment results and, in each instance, amounts are before income taxes unless otherwise noted.

INDIVIDUAL INSURANCE

The Individual Insurance segment of the Company is composed of the individual insurance division of ReliaStar Life Insurance Company ("ReliaStar Life", formerly Northwestern National Life Insurance Company), Northern Life Insurance Company (Northern), United Services Life Insurance Company (USL) and ReliaStar Bankers Security Life Insurance Company ("BSL", formerly Bankers Security Life Insurance Society). The North Atlantic Life Insurance Company of America was merged into BSL on December 28, 1995. These subsidiaries are sometimes collectively referred to as the Insurers.

Pretax operating income for the second quarter of 1996 increased 20% to $47.4 million compared to the second quarter of 1995. Pretax operating income for the first six months of 1996 increased $14.9 million or 18 percent compared with the same period in 1995. The increase in quarterly earnings is primarily due to an increase in interest spreads and an eight percent growth in assets under management. The average interest spread of 259 basis points in the second quarter of 1996 increased 34 basis points compared with 225 basis points in the second quarter of 1995. This increase in spreads reflects a 25 basis point reduction in the average crediting rate and a 9 basis point increase in the portfolio yield. Year-to-date earnings also increased primarily due to the increased interest spreads and the eight percent growth in assets under management. Management expects interest spreads in the remaining two quarters of 1996 to decline from the second quarter level. It should be noted that the interest spread calculation is an annualized measure and can be overly influenced in a particular quarter by the level of investment prepayment premiums, recoveries on problem investments and other quarterly variances in the level of net investment income. For most of the business, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates, and are guaranteed on most new premiums received to the end of the calendar year.

EMPLOYEE BENEFITS

Pretax operating income for the second quarter of 1996, increased $1.1 million or 10% compared to the same period of 1995. Pretax operating income for the first six months of 1996 was essentially flat compared with the first six months of 1995. Second quarter pretax operating income increased primarily due to more favorable group life mortality experience and higher investment income. Long-term disability business was profitable in the second quarter of 1996. Year-to-date mortality and morbidity for the first six months of 1996 was unchanged compared to the same period in 1995.

LIFE AND HEALTH REINSURANCE

Pretax operating income of the Life and Health Reinsurance segment for the second quarter of 1996 increased 14% to $12.3 million compared to the same period in 1995. Pretax operating income increased $2.3 million for the first six months of 1996 when compared with the same period in 1995. Segment pretax operating income for the year-to-date and the second quarter of 1996 was higher than the same periods in 1995 due primarily to increased earned premium, lower rate credits and higher net investment income. These positive earnings variances were partially offset by a slightly less favorable overall loss ratio as compared with 1995. Earnings in the reinsurance business can fluctuate based upon a number of factors, including pricing, market capacity, the availability and pricing of retrocessional programs, loss experience and the risk profile of the book of business.

PENSION

Pretax operating income of the Pension segment for the second quarter of 1996 was $.4 million higher than the same period of 1995. Pretax operating income increased $2.2 million for the six months ended June 30, 1996 compared with the same period in 1995. Second quarter pretax operating income from the small employer 401(k) line of business for the second quarter increased to $1.2 million in 1996 from $.6 million in 1995. Income in this line increased primarily due to higher fee revenues attributable to growth in assets under management. Pretax operating income in the participating pension and GIC lines of business for the second quarter of 1996 decreased $.2 million compared with the second quarter of 1995. Year-to-date earnings increased over 1995 levels due primarily to higher fee revenues in the small employee 401(k) line of business and higher interest margins in the participating pension and GIC lines of business.

CORPORATE AND OTHER

The pretax operating loss for Corporate and Other for the second quarter of 1996 was $2.3 million lower than for the same period of 1995. The pretax operating loss for the six months ended June 30, 1996 was $.2 million higher than the loss for the first six months of 1995. The lower quarterly loss was primarily due to
short  term   interest   income  on  the  proceeds  from  the  issuance  of  the
Trust-Originated Preferred Securities (TOPrSsm) prior to the redemption of $63.25 million of 10% Senior Cumulative Preferred Stock (see FINANCIAL CONDITION
- - Liquidity and Capital Resources - ReliaStar Financial Corp.), higher earnings in the Company's mortgage banking subsidiary and lower losses in the Company's mutual fund operations. The short term interest income from the TOPrSsm proceeds was offset by TOPrSsm dividend expense ($1.6 million) which is reported on a separate line on the results of operations by business segment table shown on the previous page. The higher operating loss for 1996 year-to-date compared to the same period in 1995 is primarily due to gains from bulk sales of mortgage servicing rights in the Company's mortgage banking operations of $4.8 million in the first quarter of 1995. There have been no such sales in 1996. Offsetting the unfavorable variance from the bulk sale of servicing rights has been the short term interest income on the proceeds from the issuance of the TOPrSsm and improved operating results from the Company's mutual fund operations and mortgage banking (excluding the gains on bulk sales).

REALIZED INVESTMENT GAINS AND LOSSES

The sources of the pretax realized investment gains (losses) were as follows (in millions):

                                                            THREE MONTHS                 SIX MONTHS
                                                            ENDED JUNE 30               ENDED JUNE 30
                                                        --------------------         ------------------
                                                         1996           1995          1996         1995
                                                         ----           ----          ----         ----
Net Gains (Losses) on Sales of Investments
    Fixed Maturity Securities                           $   2.2        $  3.3         $  6.0      $   2.1
    Equity Securities                                        .1          10.1             .1          9.2
    Foreclosed Real Estate                                   .4           (.1)            .3          (.3)
    Real Estate                                              -             .2             .7           .7
    Other                                                   1.6           1.1            5.7          (.4)
                                                        -------        ------         ------      -------
                                                            4.3        $ 14.6           12.8         11.3
                                                        -------        ------         ------      -------
Provision for Losses on Investments
   Fixed Maturity Securities                               (1.1)         (1.6)          (1.1)        (1.6)
   Equity Securities                                         -            (.1)             -          (.1)
   Mortgage Loans                                           (.1)         (2.4)          (1.2)        (2.4)
   Foreclosed Real Estate                                   (.2)         (1.4)          (1.4)        (1.9)
   Real Estate                                              (.4)            -            (.4)           -
                                                        -------        ------         ------      -------
                                                           (1.8)         (5.5)          (4.1)        (6.0)
                                                        -------        ------         ------      -------
Net Pretax Realized Investment Gains                    $   2.5        $  9.1         $  8.7      $   5.3
                                                        =======        ======         ======      =======


Gross realized gains and losses from the sale of available-for-sale fixed maturity securities were as follows (in millions):
                                                              SIX MONTHS
                                                             ENDED JUNE 30
                                                             -------------
                                                           1996        1995
                                                           ----        ----

Gross Realized Gains                                     $  6.1       $ 4.5

Gross Realized Losses                                    $  (.1)     $ (2.4)

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

DISCONTINUED OPERATIONS

In connection with the March 1992 sale of Chartwell Re Corporation (Chartwell), the Company and the acquiring company entered into a separate reciprocal reserve indemnification agreement with respect to the adequacy of the loss and loss adjustment expense reserves of Chartwell. On June 28, 1996 a final settlement of the reserve indemnification agreement was reached. The Company's previous accruals for this liability were adequate.

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

The payment of future dividends by ReliaStar will be largely dependent upon the ability of ReliaStar Life to pay dividends to it. Under Minnesota insurance law regulating the payment of dividends by ReliaStar Life, any such payment must be in an amount deemed prudent by ReliaStar Life's board of directors and, unless otherwise approved by the Commissioner of the Minnesota Department of Commerce (the Commissioner), must be paid solely from the adjusted earned surplus of ReliaStar Life. Adjusted earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds) less 25% of the amount of such earned surplus which is attributable to net unrealized capital gains. Further, without approval of the Commissioner, ReliaStar Life may not pay in any calendar year any dividend which, when combined with other dividends paid within the preceding 12 months, exceeds the greater of (i) 10% of ReliaStar Life's statutory surplus at the prior year-end or (ii) 100% of ReliaStar Life's statutory net gain from operations (not including realized capital gains) for the prior calendar year. For 1996, the amount of dividends which can be paid by ReliaStar Life without Commissioner approval is $117.7 million.

On December 18, 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $250.0 million of debt or equity securities. This filing replaced and superseded the unused portion ($140.0 million) of a previous shelf registration. On March 27, 1996 the Company sold $125.0 million of 8.20% TOPrSsm. The Company used the proceeds from this offering to redeem, at par, all of the outstanding shares of its 10% Senior Cumulative Preferred Stock on July 1, 1996, repay short-term bank debt and general corporate purposes.

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

The Insurers' investment portfolios represent a significant source of liquid assets. As of June 30, 1996, the Insurers' investment portfolio included $6.7 billion (42% of total assets) of short-term investments and investment grade marketable bonds. The June 30, 1996 investment portfolio also included $2.0 billion of investment grade privately placed bonds which, while not publicly traded, are a source of liquidity.

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

CONSOLIDATED CASH FLOWS

The Company's cash balance at June 30, 1996 was $34.6 million. During the first six months of 1996, net cash provided by operating and financing activities was $186.4 million and $78.8 million, respectively, which was offset by net cash used by investing activities of $279.1 million.

The $186.4 million of net cash provided by operating activities was primarily the result of positive cash flow from premiums and investment income receipts in excess of cash outflows for insurance benefits and sales and operating expenses. Net cash provided by financing activities of $78.8 million was primarily the result of positive cash flow from the net proceeds from the issuance of the TOPrSsm securities.

INVESTMENTS

The investment strategy for the Company is designed to maintain the overall quality of the portfolios, to maintain an appropriate liquidity position, to assure appropriate asset/liability structures, to achieve asset type diversification and to avoid issuer concentration.

The Company intends to direct most of its investment cash flow in 1996 to the acquisition of investment grade marketable and privately placed bonds. The marketable bonds category includes both corporate issues and structured finance securities such as collateralized mortgage obligations (CMOs) and other mortgage-backed securities. The Company will make new investments in commercial mortgages and below investment grade bonds subject to overall limitations.

The assets held by each of the Insurers are legally segregated and support only their respective contractual obligations. The investment portfolios of each Insurer are structured to reflect the characteristics of the liabilities which they support. The Company internally allocates assets within ReliaStar Life to facilitate segment asset/liability matching. These segment allocations are solely for portfolio management purposes, and generally all of the assets allocated to a segment are available to satisfy the respective liabilities of all segments. Assets within these portfolios are selected to provide compatible duration, cash flow and return characteristics. All of the investments in the Insurers' portfolios are subject to diversification, quality and reserving requirements of state laws regulating the Insurers.

The following table provides information regarding the composition of the Company's invested assets as of the indicated dates:

                                                           JUNE 30, 1996           DECEMBER 31, 1995
                                                     ----------------------     ----------------------
(In Millions)                                          AMOUNT       PERCENT        AMOUNT      PERCENT
                                                       ------       -------        ------      -------
Investment Grade Bonds:
    Marketable                                        $ 6,412.1       54.8%     $  6,551.5       55.5%
    Private Placements                                  1,998.1       17.0         2,062.1       17.4
                                                     ----------     ------     -----------     ------
        Subtotal                                        8,410.2       71.8         8,613.6       72.9

Below Investment Grade Bonds:
    Marketable                                            235.7        2.0           198.8        1.7
    Private Placements                                    219.5        1.9           239.3        2.0
                                                    -----------    -------    ------------    -------
           Subtotal                                       455.2        3.9           438.1        3.7

Equity Securities                                          34.0         .3            35.9         .3
Commercial Mortgages                                    1,400.7       12.0         1,465.0       12.4
Mortgages, Residential and Other                          492.5        4.2           483.4        4.1
Real Estate                                                99.7         .8            97.9         .8
Short-Term Investments                                    244.9        2.1           131.5        1.1
Other                                                     573.3        4.9           548.8        4.7
                                                    -----------    -------     -----------    -------
    Total Invested Assets                             $11,710.5      100.0%      $11,814.2      100.0%
                                                      =========      =====       =========      =====


FIXED MATURITY SECURITIES

The amount invested in fixed maturity securities as of June 30, 1996 and December 31, 1995, was $8.9 billion and $9.1 billion, respectively. The average marketable and private placement bond investments in a single corporate issuer (excluding structured finance securities such as CMOs, mortgage-backed pass throughs and asset-backed securities) as of June 30, 1996 were $9.5 million and $7.6 million, respectively.

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

As of June 30, 1996, the weighted average book yields of the Company's investment grade portfolio and below investment grade portfolio were 7.8% and 9.2%, respectively. The weighted average book yield is not necessarily reflective of the net investment income ultimately realized by the Company. Investments with greater credit risk have a greater risk of default than investment grade securities, and, accordingly, some of the incremental book yield of the below investment grade portfolio may not be realized.

The  following  tables  identify  the  amortized  cost and the fair value of the
Company's   fixed  maturity   securities   with  respect  to  each  NAIC  credit
classification as of the indicated dates (in millions):


                                                       JUNE 30, 1996
- ----------------------------------------------------------------------------------------------------------
                                MARKETABLES                                PRIVATE PLACEMENTS
               -----------------------------------------       -------------------------------------------
NAIC            AMORTIZED     GROSS UNREALIZED       FAIR      AMORTIZED     GROSS UNREALIZED       FAIR
RATING            COST        GAINS     (LOSSES)     VALUE       COST        GAINS    (LOSSES)      VALUE
- ------            ----        -----     --------     -----       ----        -----    --------      -----
1               $4,702.0      $149.3      $(41.1)   $4,810.2   $  784.4       $20.2    $  (7.9)   $  796.7
2                1,562.6        55.1       (15.8)    1,601.9    1,183.7        30.6      (12.9)    1,201.4
3                  211.5         5.0        (4.6)      211.9      125.4         3.6       (1.2)      127.8
4                   21.2          .4        (1.0)       20.6       29.7         1.1        (.3)       30.5
5                    3.9          .1         (.8)        3.2       63.9          .5       (3.9)       60.5
6                      -           -           -          -          .7          -           -          .7
Redeemable
 Preferred
  Stock               .5           -           -          .5        1.6          -         (.1)        1.5
                --------     -------     -------   ---------  ---------      ------    -------   ---------
    Total       $6,501.7      $209.9      $(63.3)   $6,648.3   $2,189.4       $56.0     $(26.3)   $2,219.1
                ========      ======      ======    ========   ========       =====     ======    ========


                                                     DECEMBER 31, 1995
- ----------------------------------------------------------------------------------------------------------
                                MARKETABLES                                PRIVATE PLACEMENTS
               -----------------------------------------       ------------------------------------------
NAIC            AMORTIZED     GROSS UNREALIZED       FAIR      AMORTIZED     GROSS UNREALIZED       FAIR
RATING            COST        GAINS     (LOSSES)     VALUE       COST        GAINS    (LOSSES)      VALUE
- ------            ----        -----     --------     -----       ----        -----    --------      -----
1               $4,578.5    $  309.7    $   (8.3)   $4,879.9   $  810.2     $  59.9    $  (1.0)  $   869.1
2                1,546.9       126.6        (1.9)    1,671.6    1,113.9        79.4        (.3)    1,193.0
3                  175.7         8.4        (2.6)      181.5      143.5         7.2       (3.0)      147.7
4                   17.1          .5        (2.2)       15.4       22.3         1.0        (.1)       23.2
5                    2.0          .1         (.2)        1.9       72.4          .8       (5.6)       67.6
6                      -           -           -          -          .8           -          -          .8
Redeemable
 Preferred
  Stock             .5             -           -          .5        1.6          -         (.1)        1.5
               ---------    --------   ----------   --------   --------      ------     -------   --------
    Total       $6,320.7      $445.3      $(15.2)   $6,750.8   $2,164.7      $148.3     $(10.1)   $2,302.9
                ========      ======      ======    ========   ========      ======     ======    ========

                                       14

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in millions).

                                                        JUNE 30, 1996                  DECEMBER 31, 1995
                                                    ---------------------            ---------------------
                                                      AMORTIZED    FAIR               AMORTIZED    FAIR
                                                        COST       VALUE                COST       VALUE
                                                        ----       -----                ----       -----
Due in One Year or Less                              $   118.0  $   119.3             $   123.1  $   122.8
Due After One Year Through Five Years                  2,864.3    2,918.9               2,497.4    2,634.3
Due After Five Years Through Ten Years                 2,547.9    2,606.8               2,750.4    2,965.4
Due After Ten Years                                    1,021.5    1,050.9               1,056.5    1,172.9
Mortgage-Backed/Structured Finance
  Securities                                           2,139.4    2,171.5               2,058.0    2,158.3
                                                     ---------  ---------             ---------  ---------
   Total                                              $8,691.1   $8,867.4              $8,485.4   $9,053.7
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

The Company's marketable and private placement bond portfolios were diversified by industry (based upon amortized cost) as of the indicated dates as set forth in the following table:

                                                PERCENT OF MARKETABLE             PERCENT OF PRIVATE
                                                   BOND PORTFOLIO                 PLACEMENT PORTFOLIO
                                               -------------------------       ---------------------------
                                               June 30       December 31        June 30        December 31
                                                1996            1995             1996             1995
                                                ----            ----             ----             ----
Basic Material                                   6.6%            4.2%             9.6%             7.1%
Consumer Non-Cyclical                            5.8             5.8             18.3             18.4
Consumer Products/Services                       6.8             6.9             19.4             18.9
Energy                                           6.1             6.4              7.0              7.1
Financial Services                              18.8            17.9             17.5             16.3
Government                                       4.0             4.4               .9              1.0
Industrial                                       3.6             6.3              8.2             11.4
Mortgage Backed/Structured
   Finance Securities                           32.4            31.9              1.2              1.4
Real Estate                                       .2              .1              1.5              1.6
Retailing                                        2.6             2.6              5.8              6.4
Technology                                       2.6             2.4              4.7              4.6
Utilities                                       10.5            11.1              5.9              5.8
                                              ------          ------          -------          -------
    Total                                      100.0%          100.0%           100.0%           100.0%
                                               =====           =====            =====            =====

                                       15

BELOW INVESTMENT GRADE INVESTMENTS

Issuers of below investment grade debt frequently have relatively high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are issuers of investment grade securities.

The largest investment in below investment grade bonds of any one borrower was approximately two-tenths of one percent of invested assets at June 30, 1996. The largest investment in below investment grade bonds of any one industry grouping was approximately 1.8% of invested assets at June 30, 1996. Concentrations of the portfolio in below investment grade bonds are regularly analyzed and adjusted as appropriate.

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


                                                                             JUNE 30, 1996
                                                                 -----------------------------------
                                                                   AMORTIZED
                                                                     COST                FAIR VALUE
                                                                     ----                ----------
Adjustable Rate Pass Through MBS Securities:
Below 5%                                                        $     24.6             $     24.7
5% - 6%                                                              153.3                  153.6
6% - 7%                                                              358.2                  358.7
Above 7%                                                              39.4                   39.5

Fixed Rate Pass Through MBS Securities:
Below 8%                                                               6.9                    7.2
8% - 9%                                                               10.1                   10.7
Above 9%                                                             323.5                  325.9

Planned Amortization Class MBS Securities:
Below 7%                                                             346.6                  357.4
7% - 8%                                                              123.8                  129.2
8% - 9%                                                               25.8                   26.3
Above 9%                                                             188.3                  189.0

Other MBS Securities:
Below 7%                                                              80.4                   85.2
7% - 8%                                                               21.1                   22.4
8% - 9%                                                               13.2                   13.7
Above 9%                                                              20.0                   19.4
                                                                ----------             ----------
Total MBS Securities                                              $1,735.2               $1,762.9
                                                                  ========               ========


The Company invests in asset-backed securities in addition to the MBS securities described above. As of June 30, 1996, the Insurers held asset-backed securities with an amortized cost of $404.2 million and a fair value of $408.6 million.

MORTGAGE LOANS

The Company's commercial mortgage loans generally range in size from $1.5 to $11.0 million, with the average commercial mortgage loan investment as of June 30, 1996 being approximately $2.0 million.

The commercial mortgage loan portfolio diversification by property type and geographic region of the country was as follows:

                                 PROPERTY TYPE
                          --------------------------
                           June 30       December 31
                            1996            1995
                            ----            ----

Office                      26.8%           30.0%
Industrial                  25.4            26.2
Special Purpose             17.0            17.1
Retail                      14.9            12.8
Apartment                   12.8             9.4
Hotel/Motel                  3.1             4.5
                         -------         -------
Total                      100.0%          100.0%
                           =====           =====


                              GEOGRAPHIC REGION
                         ---------------------------
                         June 30         December 31
                          1996              1995
                          ----              ----

Midwest                   33.2%             32.5%
Pacific                   30.1              30.7
Southeast                 17.8              18.9
Northeast                  7.5               5.9
Mountain                   6.7               7.1
Southwest                  4.7               4.9
                       -------               ---
Total                    100.0%            100.0%
                         =====             =====

The weighted average yield of the commercial mortgage loan portfolio as of June 30, 1996 was 8.9%. The weighted average maturity of these loans was 5.8 years.

The principal balance of commercial mortgage loans with scheduled maturities during the remainder of 1996 and for the year ending December 31, 1997 is $163.5 million and $166.2 million, respectively. Of the $202.0 million of commercial mortgage loans with maturities scheduled during 1995, approximately 57% were paid in full at or near the scheduled maturity date. Approximately 3% of the commercial mortgage loans with maturities scheduled during 1995 were declared to be in default. Approximately 40% of the commercial mortgage loans with maturities scheduled during 1995 were rewritten by the Company at current market terms and conditions.

The Company invests in individual and pools of individual residential mortgage loans in addition to the structured finance securities backed by residential mortgages (see Fixed Maturity Securities). As of June 30, 1996 and December 31, 1995, the Insurers held $490.2 million and $480.8 million, respectively, of non-securitized residential mortgage loans.

UNREALIZED INVESTMENT GAINS (LOSSES)

Debt and equity securities classified as available-for-sale are carried at fair value on the condensed consolidated balance sheets with unrealized gains and losses excluded from income and reported as a separate component of shareholders' equity.

The June 30, 1996 balance of shareholders' equity was increased by $75.9 million (comprised of net unrealized appreciation in the carrying value of the securities of $178.1 million, reduced by $60.6 million of related adjustments to deferred policy acquisition costs and present value of future profits and $41.6 million in deferred income taxes) to reflect the net unrealized gain on securities classified as available-for-sale.

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

                                                    JUNE 30, 1996
                                  ----------------------------------------------
                                    ASSET             PORTFOLIO          TARGET
                                  DURATION            DURATION          DURATION
                                  --------            --------          --------
Individual Insurance                 3.84               4.09            3.5-5.0
Employee Benefits                    3.31               3.75            3.5-8.0
Life and Health Reinsurance          4.27               4.41            3.5-8.0
Pension                              2.60               3.32            3.0-4.0

At June 30, 1996, the Company had 72 interest rate swap contracts in effect with an aggregate notional amount of $1.15 billion. At December 31, 1995, the Company had 73 interest rate swap contracts in effect with an aggregate notional amount of $1.22 billion. During the six months ended June 30, 1996, three new interest rate swap contracts were entered into with a notional amount of $50.0 million and four interest rate swap contracts matured with a notional amount of $120.0 million. There were no terminations of interest rate swaps prior to maturity during the six months ended June 30, 1996. The Company has no deferred gains or losses at June 30, 1996 related to swap contracts terminated early. The estimated fair value of the interest rate swap contracts in effect at June 30, 1996 was an unrealized gain of $6.0 million.

The following table details the characteristics of the Company's interest rate swap portfolio at June 30, 1996. All of the contracts described below are standard contracts whereby the Company pays a floating rate of interest (generally based upon the LIBOR rate as determined from time to time) and receives a fixed rate (generally a specified contract rate).


                                                                 NOTIONAL             RANGE OF FIXED
(In Millions)                                                     AMOUNT              RATES RECEIVED
                                                                  ------              --------------
Maturing in One Year or Less                                       $150.0                   6.7-9.3%
Maturing After One Year Through Three Years                         320.0                   5.2-8.7
Maturing After Three Years Through Five Years                       527.5                   5.3-7.6
Maturing After Five Years Through Seven Years                       155.0                   6.7-8.2
                                                                 --------
Total Notional Amount                                            $1,152.5
                                                                 ========

The Company closely monitors the effect of the swap position on reported income. The Company's investment portfolio includes a substantial amount of floating rate investments. Changes in market interest rates have an opposite (and approximately offsetting) effect on the reported income from the swap portfolio. Accordingly, the reported investment income (or losses) attributable to the Company's swap position will be approximately offset by the changed investment income of the Company's floating or adjustable rate investments in a changing rate environment. At June 30, 1996 the Company held $1.43 billion of adjustable rate invested assets, short-term investments and cash.

The Company also enters into futures contracts, which are contracts for delayed delivery of securities or money market instruments in which the seller agrees to make delivery at a specified future date of a U.S. Treasury Bond at a specified price or yield. These contracts are entered into to manage interest rate risk of the Company's GIC operations. The contracts that the Company has entered into are exchange traded and marked to market daily. The contract value of these futures contracts at June 30, 1996 was $75.5 million.

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

In addition to the risk of loss of principal, the Company's Problem Investments reduce investment income because some are not producing income and others are producing income at rates below those agreed upon when the loans were initially made. For restructured loans for the six months ended June 30, 1996, the gross interest income that would have been recorded had such loans been current in accordance with their original terms was $1.8 million compared with actual interest recorded of $1.5 million. The Company does not accrue interest on Problem Investments when management believes the likelihood of collection of principal or interest is doubtful.

The amortized cost of Problem Investments, net of related write-offs and allowances and non-recourse debt, as of the indicated dates was as follows (in millions):

                                                   June 30         December 31
                                                    1996              1995
                                                    ----              ----
Fixed Maturity Securities (1)                        $22.6          $  23.9
Commercial Mortgage Loans                             23.7             21.9
Residential and Other Mortgage Loans                   6.3              8.1
Investment Real Estate (2)                            12.3             14.9
Foreclosed Real Estate                                50.0             50.2
                                                   -------          -------
    Total                                           $114.9           $119.0
                                                    ======           ======

(1) All problem fixed maturity securities were private placements.
(2) The amounts shown represent real estate acquired as an investment which the Company has determined to be Problem Investments.

The amortized cost of Problem Investments in the preceding table reflects reductions for write-offs and allowances taken by the Company. The cumulative amounts of such write-offs and allowances on problem invested assets of the Insurers on the condensed consolidated balance sheets as of the indicated dates were as follows (in millions):

                                                  June 30         December 31
                                                   1996              1995
                                                   -------        -----------
Fixed Maturity Securities                            $9.1           $  8.0
Commercial Mortgage Loans                             9.3             10.9
Residential and Other Mortgage Loans                   .4               .4
Investment Real Estate                                1.4              1.0
Foreclosed Real Estate                               30.2             29.3

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

The following tables set forth the distribution of problem commercial mortgage loans by property type and geographic region as of the indicated dates:

                                PROPERTY TYPE
                         -----------------------------
                           June 30        December 31
                            1996             1995
                            ----             ----
Office                      65.8%            72.8%
Industrial                  21.0             18.1
Retail                      10.3              6.1
Hotel/Motel                  2.9              3.0
                         -------          -------
Total                      100.0%           100.0%
                           =====            =====

                                GEOGRAPHIC REGION
                         ----------------------------
                          June 30        December 31
                           1996             1995
                           ----             ----
Midwest                    40.7%            39.2%
Southeast                  26.8             28.4
Pacific                    24.0             28.0
Southwest                   5.3              3.4
Northeast                   2.2                -
Mountain                    1.0              1.0
                        -------          -------
Total                     100.0%           100.0%
                          =====            =====

The Company also monitors its portfolios in an attempt to identify loans which are not currently classified as Problem Investments, but where the Company has knowledge which causes it to have serious doubts as to the ability of borrowers to comply with the present loan repayment terms. These loans (Potential Problem Investments) are subject to increased scrutiny and review by the Company. The amounts of private placements and mortgage loan Potential Problem Investments were $11.8 million and $51.3 million, respectively at June 30, 1996.

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

                            RELIASTAR FINANCIAL CORP.


Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Registrant's annual meeting was held on May 9, 1996.

(b)      The following matters were submitted to a vote of security holders:

         PROPOSAL 1 - Election of Directors
         To elect the following nominees to terms expiring in 1999:

         NOMINEES                          VOTES FOR              VOTES WITHHELD
         --------                          ---------              --------------

         Carolyn H. Baldwin                34,086,791             214,795
         John H. Flittie                   34,118,134             183,452
         James J. Howard                   34,098,250             203,336
         Richard M. Kovacevich             34,102,568             199,018
         Glen D. Nelson                    34,088,426             213,160

         To elect the following nominee for a term to expire in 1997:

         NOMINEE                           VOTE FOR               VOTES WITHHELD
         -------                           --------               --------------

         Jaye F. Dyer                      34,095,210             206,376

         PROPOSAL 2 - Proposal to Ratify and Approve the  ReliaStar  Executives'
                      Long-Term Incentive Compensation Program:

                           Votes for:                          32,500,936
                           Votes against:                      11,397,717
                           Votes to abstain:                      402,933
                           Broker non-votes:                            -

         PROPOSAL 3 - Proposal to Approve an Amendment  and  Restatement  of the
                      ReliaStar Stock Ownership Plan for Non-Employee Directors:

                           Votes for:                           31,854,213
                           Votes against:                        2,046,617
                           Votes to abstain:                       400,756
                           Broker non-votes:                             -

         Proposal 4 - Increase in the Number of Authorized Shares of Capital and
                      Common Stock:

                           Votes for:                           30,496,383
                           Votes against:                        3,573,407
                           Votes to abstain:                       231,796
                           Broker non-votes:                             -

         Proposal 5 - Proposal to Ratify the Appointment of Independent Public
                      Accountants:

                           Votes for:                           33,965,599
                           Votes against:                          141,795
                           Votes to abstain:                       194,192
                           Broker non-votes:                             -

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibit:

       (11)    Statement re Computation of Per Share Earnings

(b)    Reports on Form 8-K:

       Form 8-K dated May 24, 1996, Item 7c.  Consent of Deloitte & Touche, LLP.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                    Dated          AUGUST 12, 1996
                            ---------------------------

                    RELIASTAR FINANCIAL CORP.








                       /S/ WAYNE R. HUNEKE
                    ----------------------------
                    by Wayne R. Huneke
                    Senior Vice President, Chief Financial Officer and Treasurer

                            ReliaStar Financial Corp.
                                  Exhibit Index

DESCRIPTION

(11)     Statement re Computation of Per Share Earnings

(27)     Financial Data Schedule

                             ReliaStar Financial Corp.                EXHIBIT 11
                        Computation of Earnings Per Share
                     (in millions, except per share amounts)


                                                                           THREE MONTHS                        SIX MONTHS
                                                                           ENDED JUNE 30                      ENDED JUNE 30
                                                                  -----------------------------      -----------------------------
                                                                      1996             1995              1996              1995
                                                                  -----------       -----------      -----------       -----------
EARNINGS:
Primary:
   Net Income, as Reported                                        $      47.8       $      44.8      $      95.8       $      82.6
   Dividends on ESOP Convertible Preferred Stock                          (.7)              (.7)            (1.4)             (1.4)
   Tax Benefit on Unallocated ESOP Dividends                               .2                .2               .4                .4
   Dividends on 10% Senior Cumulative Preferred Stock                    (1.6)             (1.6)            (3.2)             (3.2)
                                                                  -----------       -----------      -----------       -----------
     Net Income, As Adjusted                                      $      45.7       $      42.7      $      91.6       $      78.4
                                                                  ===========       ===========      ===========       ===========
Fully Diluted:
   Net Income, as Reported                                        $      47.8       $      44.8      $      95.8       $      82.6
   Additional Compensation Expense due to Assumed
     Conversion of ESOP Convertible Preferred Stock                       -                 -                -                 (.1)
   Dividends on 10% Senior Cumulative Preferred Stock                    (1.6)             (1.6)            (3.2)             (3.2)
                                                                  -----------       -----------      -----------       -----------
      Net Income, as Adjusted                                     $      46.2       $      43.2      $      92.6       $      79.3
                                                                  ===========       ===========      ===========       ===========

SHARES:

Primary:
   Weighted Average Common Shares Outstanding, Unadjusted                36.5              36.7             36.5              36.3
   Dilutive Effect of Outstanding Stock Options                            .5                .6               .4                .5
                                                                  -----------       -----------      -----------       -----------
     Weighted Average Common Shares, as Adjusted                         37.0              37.3             36.9              36.8
                                                                  ===========       ===========      ===========       ===========
Fully Diluted:
   Weighted Average Common Shares Outstanding, Unadjusted                36.5              36.7             36.5              36.3
   Dilutive Effect of:
     ESOP Convertible Preferred Stock                                     2.6               2.6              2.6               2.6
     Outstanding Stock Options                                             .4                .7               .4                .6
                                                                  -----------       -----------      -----------       -----------
   Weighted Average Common Shares, as Adjusted                           39.5              40.0             39.5              39.5
                                                                  ===========       ===========      ===========       ===========

NET INCOME PER COMMON SHARE:

   Primary                                                        $      1.23       $     1.15       $      2.48       $      2.13
                                                                  ===========       ==========       ===========       ===========

   Fully Diluted                                                  $      1.17       $     1.08       $      2.34       $      2.01
                                                                  ===========       ==========       ===========       ===========
