Form 10-Q
period 1996-09-30
RELIASTAR FINANCIAL CORP
filed 1996-11-14
CIK 841528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996
                               ------------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________________ to _________________.

Commission File Number  1-10640

                            RELIASTAR FINANCIAL CORP.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      41-1620373
---------------------------------                     -----------------------
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


     -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X       NO
   ------      -------

Number of shares of common stock outstanding as of October 31, 1996 was 37,363,931.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            RELIASTAR FINANCIAL CORP.
                      Condensed Consolidated Balance Sheets
                                  (in millions)
                                   (unaudited)

                                                                   SEPTEMBER 30, 1996          DECEMBER 31, 1995
                                                                   ------------------          -----------------
ASSETS
Fixed Maturity Securities, Available-for-Sale                          $    9,002.7                $    9,053.7
Equity Securities                                                              41.0                        35.9
Mortgage Loans on Real Estate                                               1,913.1                     1,948.4
Real Estate and Leases                                                         88.8                        97.9
Policy Loans                                                                  539.4                       499.8
Other Invested Assets                                                          53.7                        47.0
Short-Term Investments                                                        126.1                       131.5
                                                                       ------------                ------------
     Total Investments                                                     11,764.8                    11,814.2
Cash                                                                           34.0                        48.5
Accounts and Notes Receivable                                                 170.8                       165.3
Reinsurance Receivable                                                        179.8                       162.9
Deferred Policy Acquisition Costs                                             998.6                       860.7
Present Value of Future Profits                                               222.6                       192.0
Property and Equipment, Net                                                   120.9                       123.2
Accrued Investment Income                                                     171.5                       164.7
Other Assets                                                                  342.5                       299.1
Participation Fund Account Assets                                             316.9                       319.6
Assets Held in Separate Accounts                                            1,897.5                     1,369.0
                                                                       ------------                ------------
       TOTAL ASSETS                                                    $   16,219.9                $   15,519.2
                                                                       ============                ============

LIABILITIES
Future Policy and Contract Benefits                                    $   11,207.7                $   11,033.2
Pending Policy Claims                                                         284.6                       257.7
Other Policyholder Funds                                                      193.4                       174.4
Notes and Mortgages Payable                                                   407.4                       422.3
Income Taxes                                                                  107.4                       170.2
Other Liabilities                                                             367.1                       358.8
Participation Fund Account Liabilities                                        316.9                       319.6
Liabilities Related to Separate Accounts                                    1,892.0                     1,362.9
                                                                       ------------                ------------
       TOTAL LIABILITIES                                                   14,776.5                    14,099.1
                                                                       ------------                ------------

Company-Obligated Mandatorily Redeemable Preferred
   Securities Issued by a Consolidated Subsidiary                             120.9                           -

SHAREHOLDERS' EQUITY
10% Senior Cumulative Preferred Stock                                            -                         63.2
ESOP Convertible Preferred Stock                                               28.7                        28.9
Note Receivable from ESOP                                                     (22.3)                      (23.4)
Common Stock (Shares Issued:  39.8)                                           541.5                       566.5
Unamortized Restricted Stock Awards                                            (2.0)                       (3.0)
Net Unrealized Investment Gains                                                89.1                       246.8
Retained Earnings                                                             756.0                       647.2
Less Treasury Common Stock, at Cost (Shares Held: 1996, 2.5;
   1995, 3.5)                                                                 (68.5)                     (106.1)
                                                                       ------------                ------------
       TOTAL SHAREHOLDERS' EQUITY                                           1,322.5                     1,420.1
                                                                       ------------                ------------

       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                            $   16,219.9                $   15,519.2
                                                                       ============                ============

See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                   Condensed Consolidated Statements of Income
                      (in millions, except per share data)
                                   (unaudited)

                                                              THREE MONTHS ENDED SEPTEMBER 30        NINE MONTHS ENDED SEPTEMBER 30
                                                                   1996             1995                1996                1995
REVENUES
Premiums                                                      $     205.6         $     207.1        $     619.2         $     627.0
Net Investment Income                                               233.7               228.2              703.2               660.7
Realized Investment Gains (Losses)                                      -                 (.3)               8.7                 5.0
Policy and Contract Charges                                          61.2                55.2              181.8               161.1
Other Income                                                         44.1                32.5              111.8                94.5
                                                              -----------         -----------        -----------         -----------
     Total                                                          544.6               522.7            1,624.7             1,548.3
                                                              -----------         -----------        -----------         -----------

BENEFITS AND EXPENSES
Benefits to Policyholders                                           314.6               328.3              966.9               981.0
Sales and Operating Expenses                                        111.1                90.6              312.0               265.2
Amortization of Deferred Policy Acquisition Costs
    and Present Value of Future Profits                              28.2                23.2               82.4                70.5
Interest Expense                                                      7.2                 7.4               21.4                19.6
Dividends and Experience Refunds to Policyholders                     7.7                 7.0               15.8                17.9
                                                              -----------         -----------        -----------         -----------
     Total                                                          468.8               456.5            1,398.5             1,354.2
                                                              -----------         -----------        -----------         -----------
Income Before Income Taxes and Net Dividends on Preferred
    Securities of Subsidiary                                         75.8                66.2              226.2               194.1
Income Tax Expense                                                   26.3                23.5               79.2                68.8
Net Dividends on Preferred Securities of Subsidiary                   1.6                   -                3.3                   -
                                                              -----------         -----------        -----------         -----------

Net Income                                                    $      47.9         $      42.7        $     143.7         $     125.3
                                                              ===========         ===========        ===========         ===========

NET INCOME PER COMMON SHARE
Primary                                                       $      1.26         $      1.10        $      3.74         $      3.23
                                                              ===========         ===========        ===========         ===========

Fully Diluted                                                 $      1.19         $      1.03        $      3.53         $      3.04
                                                              ===========         ===========        ===========         ===========

Net Income Available to Common Shareholders                   $      47.4         $      40.6        $     139.0         $     119.1
                                                              ===========         ===========        ===========         ===========

Weighted Average Shares
  Common and Common Equivalent Shares (Primary)                      37.7                37.0               37.2                36.9
  Common Shares Assuming Maximum Dilution (Fully Diluted)            40.3                39.7               39.8                39.6

See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
            Condensed Consolidated Statements of Shareholders' Equity
                      (in millions, except per share data)
                                   (unaudited)

                                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                                  1996                  1995
10% SENIOR CUMULATIVE PREFERRED STOCK
   Beginning of Period                                                       $        63.2          $       63.2
   Redeemed                                                                          (63.2)                    -
                                                                             -------------          ------------
      End of Period                                                                      -                  63.2
                                                                             -------------          ------------

ESOP CONVERTIBLE PREFERRED STOCK
   Beginning of Year                                                                  28.9                  29.3
   Redeemed                                                                            (.2)                  (.3)
                                                                             -------------          ------------
      End of Period                                                                   28.7                  29.0
                                                                             -------------          ------------

NOTE RECEIVABLE FROM ESOP
   Beginning of Year                                                                 (23.4)                (24.6)
   Repayments, Accrued or Paid                                                         1.1                    .9
                                                                             -------------          ------------
      End of Period                                                                  (22.3)                (23.7)
                                                                             -------------          ------------

COMMON STOCK
   Beginning of Year                                                                 566.5                 293.4
   Issued for Benefit Plans                                                              -                    .2
   Issued for Acquisition                                                                -                 265.9
   Loss on Treasury Shares Reissued for Benefit Plans                                 (2.9)                 (2.6)
   (Loss) Gain on Treasury Shares Reissued for Acquisitions                          (23.9)                 10.1
   Tax Benefit on Stock Options Exercised                                              1.8                   1.1
                                                                             -------------          ------------
      End of Period                                                                  541.5                 568.1
                                                                             -------------          ------------

UNAMORTIZED RESTRICTED STOCK AWARDS
   Beginning of Year                                                                  (3.0)                 (2.1)
   Awards, Net                                                                         (.1)                 (2.1)
   Amortization of Restricted Stock Awards                                             1.1                    .9
                                                                             -------------          ------------
      End of Period                                                                   (2.0)                 (3.3)
                                                                             -------------          ------------

NET UNREALIZED INVESTMENT GAINS (LOSSES)
   Beginning of Year                                                                 246.8                 (79.4)
   Change for the Period                                                            (157.7)                209.2
                                                                             -------------          ------------
      End of Period                                                                   89.1                 129.8
                                                                             -------------          ------------

RETAINED EARNINGS
   Beginning  of Year                                                                647.2                 528.4
   Net Income                                                                        143.7                 125.3
   Dividends to Shareholders:
      10% Senior Cumulative Preferred Stock (Per Share:  1996, $5.00;
          1995, $7.50)                                                                (3.2)                 (4.7)
      ESOP Convertible Preferred Stock ($1.643 Per Share)                             (2.1)                 (2.1)
      Common Stock (Per Share: 1996, $.81; 1995, $.725)                              (29.6)                (26.7)
   Tax Benefit on ESOP Convertible Preferred Stock Dividend                             .6                    .6
   Redemption of ESOP Convertible Preferred Stock                                      (.6)                  (.6)
                                                                             -------------          ------------
      End of Period                                                                  756.0                 620.2
                                                                             -------------          ------------

TREASURY COMMON STOCK
   Beginning of Year                                                                (106.1)                 (9.7)
   Acquired with Acquisition                                                             -                 (72.7)
   Reissued for Acquisitions                                                          25.2                   9.7
   Acquired, Other                                                                    (3.5)                (50.4)
   Reissued, Other                                                                    15.9                  14.1
                                                                             -------------          ------------
      End of Period                                                                  (68.5)               (109.0)
                                                                             -------------          ------------

TOTAL SHAREHOLDERS' EQUITY                                                   $     1,322.5          $    1,274.3
                                                                             =============          ============

See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                 Condensed Consolidated Statements of Cash Flows
                                  (in millions)
                                   (unaudited)

                                                                               NINE MONTHS ENDED SEPTEMBER 30
                                                                                   1996                 1995
OPERATING ACTIVITIES
Net Income                                                                   $       143.7        $        125.3
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities
     Interest Credited to Insurance Contracts                                        370.9                 369.2
     Future Policy Benefits                                                         (180.4)                (88.4)
     Capitalization of Deferred Policy Acquisition Costs                            (149.0)               (133.3)
     Amortization of Deferred Policy Acquisition Costs                                82.4                  70.5
     Deferred Income Taxes                                                            14.3                   8.8
     Net Change in Receivables and Payables                                           47.5                 (33.2)
     Other Assets                                                                    (50.2)                (94.4)
     Realized Investment Gains, Net                                                   (8.7)                 (5.0)
     Other                                                                             5.7                   7.9
                                                                             -------------        --------------
          Net Cash Provided by Operating Activities                                  276.2                 227.4
                                                                             -------------        --------------

INVESTING ACTIVITIES
Proceeds from Sales of Available-for-Sale Fixed Maturity Securities                  161.3                 148.2
Proceeds from Maturities or Repayment of Fixed Maturity Securities                   675.2                 516.0
Cost of Fixed Maturity Securities Acquired                                        (1,140.8)             (1,056.5)
Sales (Purchases) of Equity Securities, Net                                           (1.0)                 16.9
Proceeds of Mortgage Loans Sold, Matured or Repaid                                   316.7                 217.2
Cost of Mortgage Loans Acquired                                                     (291.9)               (256.2)
Sales of Real Estate and Leases, Net                                                  19.0                  21.6
Policy Loans Issued, Net                                                             (39.6)                (60.6)
Sales of Other Invested Assets, Net                                                     .5                  12.3
Sales (Purchases) of Short-Term Investments, Net                                       5.4                 (72.0)
Net Cash Acquired with Acquisition of USLICO Corp.                                       -                   1.3
                                                                             -------------        --------------
          Net Cash Used by Investing Activities                                     (295.2)               (511.8)
                                                                             -------------        --------------

FINANCING ACTIVITIES
Deposits to Insurance Contracts                                                      855.4                 967.8
Maturities and Withdrawals from Insurance Contracts                                 (866.2)               (745.4)
Retirement of Senior Cumulative Preferred Stock                                      (63.2)                    -
Net Proceeds from Issuance of Preferred Securities                                   120.8                     -
Increase in Notes and Mortgages Payable                                               51.3                 238.3
Repayment of Notes and Mortgages Payable                                             (66.2)                (96.1)
Payments Received on Note Receivable from ESOP                                           -                    .9
Issuance of Common Stock Under Stock Option and Other Plans                           11.0                   5.9
Dividends on 10% Senior Cumulative Preferred Stock                                    (3.2)                 (4.7)
Dividends on ESOP Convertible Preferred Stock                                         (2.1)                 (2.1)
Dividends on Common Stock                                                            (29.6)                (26.7)
Acquisition of Treasury Common Stock                                                  (3.5)                (50.4)
                                                                             -------------        --------------
          Net Cash Provided by Financing Activities                                    4.5                 287.5
                                                                             -------------        --------------
Increase (Decrease) in Cash                                                          (14.5)                  3.1
Cash at Beginning of Period                                                           48.5                  20.3
                                                                             -------------        --------------
Cash at End of Period                                                        $        34.0        $         23.4
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

The information furnished includes all adjustments and accruals consisting only of normal, recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of ReliaStar Financial Corp. (the Company or ReliaStar) for the year ended December 31, 1995.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and directors and will disclose the required proforma effect on net income and earnings per share in its consolidated financial statements for the year ending December 31, 1996.

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

Note 5. Acquisitions

During September 1996, the Company acquired Successful Money Management Seminars, Inc. (SMMS). SMMS, headquartered in Portland, Oregon, develops and distributes educational materials used primarily in the presentation of seminars to consumers on personal financial planning. The acquisition was accounted for using the pooling-of-interests method of accounting. Prior periods were not restated due to immateriality.

Note 6. Subsequent Event

During October 1996, the Company completed the acquisition of PrimeVest Financial Services, Inc. (PrimeVest). PrimeVest is a full-service, third-party marketing firm located in St. Cloud, Minnesota, which specializes in distributing mutual funds, stocks and bonds, variable and fixed annuities, and other financial products and services through a network of financial institutions. The purchase price was approximately $16 million and the acquisition will be accounted for using the purchase method of accounting.

ITEM 2.                     RELIASTAR FINANCIAL CORP.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Pretax results of operations by business segment are summarized below (in millions):

                                                            THREE MONTHS                 NINE MONTHS
                                                          ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                                          1996          1995          1996         1995
Pretax Income (Loss) Excluding Realized
 Investment Gains and Losses:
   Individual Insurance                                $  52.2       $  45.7        $ 149.8     $ 128.4
   Employee Benefits                                      12.4          11.4           34.4        33.5
   Life and Health Reinsurance                            11.7          11.2           35.9        33.1
   Pension                                                 3.6           2.7           11.2         8.1
   Corporate and Other                                    (4.1)         (4.5)         (13.8)      (14.0)
                                                       -------       -------        -------     -------
Pretax Operating Income                                   75.8          66.5          217.5       189.1
   Net Pretax Realized Investment Gains (Losses)             -           (.3)           8.7         5.0
                                                       -------       -------        -------     -------
Pretax Income Before Net Dividends
  on Preferred Securities of Subsidiary                   75.8          66.2          226.2       194.1
Income Tax Expense                                        26.3          23.5           79.2        68.8
Net Dividends on Preferred Securities of Subsidiary        1.6             -            3.3           -
                                                       -------       -------        -------     -------
Net Income                                             $  47.9       $  42.7        $ 143.7     $ 125.3
                                                       =======       =======        =======     =======

The discussion of business segment results that follows refers to the above pretax segment results and, in each instance, amounts are before income taxes unless otherwise noted.

INDIVIDUAL INSURANCE

The Individual Insurance segment of the Company is composed of the individual insurance division of ReliaStar Life Insurance Company ("ReliaStar Life", formerly Northwestern National Life Insurance Company), Northern Life Insurance Company (Northern), United Services Life Insurance Company (USL) and ReliaStar Bankers Security Life Insurance Company ("RBSL", formerly Bankers Security Life Insurance Society). The North Atlantic Life Insurance Company of America was merged into RBSL on December 28, 1995. These subsidiaries are sometimes collectively referred to as the Insurers.

Pretax operating income for the third quarter of 1996 increased 14% to $52.2 million compared to the third quarter of 1995. Pretax operating income for the first nine months of 1996 increased $21.4 million or 17 percent compared with the same period in 1995. The increase in quarterly earnings is primarily due to an increase in interest spreads and an eight percent growth in assets under management. The average interest spread of 249 basis points in the third quarter of 1996 increased 22 basis points compared with 227 basis points in the third quarter of 1995. This increase in spreads reflects a 27 basis point reduction in the average crediting rate and a 5 basis point decrease in the portfolio yield. Year-to-date earnings also increased primarily due to the increased interest spreads and the six percent growth in assets under management. Management expects interest spreads in the fourth quarter of 1996 to decline from the third quarter level. It should be noted that the interest spread calculation is an annualized measure and can be overly influenced in a particular quarter by the level of investment prepayment premiums, recoveries on problem investments and other quarterly variances in the level of net investment income. For most of the business, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates, and are guaranteed on most new premiums received to the end of the calendar year.

EMPLOYEE BENEFITS

Pretax operating income for the third quarter of 1996, increased $1.0 million or 9% compared to the same period of 1995. Pretax operating income for the first nine months of 1996 increased 3% to $34.4 million compared to the first nine months of 1995. Third quarter pretax operating income increased primarily due to more favorable group life mortality experience, more favorable group health morbidity experience and higher net investment income. These favorable variances were partially offset by the impact of higher operating expense ratios. Long-term disability business continued to be profitable in the third quarter of 1996. Year-to-date pretax operating income increased primarily due to favorable morbidity experience and higher net investment income.

LIFE AND HEALTH REINSURANCE

Pretax operating income of the Life and Health Reinsurance segment for the third quarter of 1996 increased 4% to $11.7 million compared to the same period in 1995. Pretax operating income increased $2.8 million for the first nine months of 1996 when compared with the same period in 1995. Segment pretax operating income for the year-to-date and the third quarter of 1996 was higher than the same periods in 1995 due primarily to increased earned premium, and higher net investment income. These positive earnings variances were partially offset by a slightly less favorable overall loss ratio as compared with 1995. Earnings in the reinsurance business can fluctuate based upon a number of factors, including pricing, market capacity, the availability and pricing of retrocessional programs, loss experience and the risk profile of the book of business.

PENSION

Pretax operating income of the Pension segment for the third quarter of 1996 was $.9 million higher than for the same period of 1995. Pretax operating income increased $3.1 million for the nine months ended September 30, 1996 compared with the same period in 1995. Third quarter pretax operating income from the small employer 401(k) line of business increased to $1.3 million in 1996 compared with $.6 million in 1995. Income in the 401(k) line of business increased primarily due to higher fee revenues attributable to growth in assets under management. Pretax operating income in the participating pension and GIC lines of business for the third quarter of 1996 increased $.2 million compared with the second quarter of 1995. Year-to-date segment earnings increased $3.1 million compared with 1995 due primarily to higher fee revenues in the small employer 401(k) line of business and higher interest margins in the participating pension and GIC lines of business.

CORPORATE AND OTHER

The pretax operating loss for Corporate and Other for the third quarter of 1996 was $.4 million lower than for the same period of 1995. The pretax operating loss for the first nine months of 1996 was $.2 million lower than for the same period of 1995. The lower quarterly loss was due primarily to higher earnings in the Company's mortgage banking subsidiary and lower losses in the Company's mutual fund operations. The lower year-to-date losses compared to the same period in 1995 are primarily due to lower losses in the Company's mutual fund operations and short-term interest income on the proceeds from the issuance of $125.0 million in Trust-Originated Preferred Securities (TOPrSsm) prior to the redemption of $63.25 million of 10% Senior Cumulative Preferred Stock (see FINANCIAL CONDITION - Liquidity and Capital Resources - ReliaStar Financial Corp.). The short term interest income from the TOPrSsm proceeds was offset by TOPrSsm dividend expense ($3.3 million) which is reported on a separate line on the results of operations by business segment table shown on the previous page. Offsetting the favorable variances are lower year-to-date earnings of the Company's mortgage banking subsidiary resulting from gains of $4.8 million recognized in the first quarter of 1995 from bulk sales of mortgage servicing rights. There have been no such sales in 1996.

REALIZED INVESTMENT GAINS AND LOSSES

The sources of the pretax realized investment gains (losses) were as follows (in millions):

                                                            THREE MONTHS                 NINE MONTHS
                                                         ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                                         1996           1995          1996         1995
Net Gains (Losses) on Sales of Investments
    Fixed Maturity Securities                           $  (3.5)       $   .4         $  2.5      $   2.5
    Equity Securities                                       1.6             -            1.7          9.2
    Mortgage Loans                                          0.1             -            0.1            -
    Foreclosed Real Estate                                   .3            .7             .6           .4
    Real Estate                                             2.0            .9            2.7          1.6
    Other                                                   1.6           2.0            7.3          1.6
                                                        -------        ------         ------      -------
                                                            2.1        $  4.0           14.9         15.3
                                                        -------        ------         ------      -------
Provision for Losses on Investments
   Fixed Maturity Securities                                  -          (1.4)          (1.1)        (3.0)
   Equity Securities                                          -             -              -          (.1)
   Mortgage Loans                                           (.7)          (.6)          (1.9)        (3.0)
   Foreclosed Real Estate                                  (1.3)         (2.3)          (2.7)        (4.2)
   Real Estate                                              (.1)            -            (.5)           -
                                                        --------       ------         -------      ------
                                                           (2.1)         (4.3)          (6.2)       (10.3)
                                                        -------        ------         ------      -------
Net Pretax Realized Investment Gains (Losses)           $     -        $  (.3)        $  8.7      $   5.0
                                                        =======        ======         ======      =======

Gross realized gains and losses from the sale of available-for-sale fixed maturity securities were as follows (in millions):
                                                               NINE MONTHS
                                                           ENDED SEPTEMBER 30
                                                            1996        1995

Gross Realized Gains                                      $  6.1       $ 5.7

Gross Realized Losses                                     $ (3.6)     $ (3.2)

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

ACQUISITIONS

During September 1996, the Company acquired Successful Money Management Seminars, Inc. (SMMS). SMMS, headquartered in Portland, Oregon, develops and distributes educational materials used primarily in the presentation of seminars to consumers on personal financial planning. The acquisition was accounted for using the pooling-of-interests method of accounting. Prior periods were not restated due to immateriality.

During October 1996, the Company completed the acquisition of PrimeVest Financial Services, Inc. (PrimeVest). PrimeVest is a full-service, third-party marketing firm located in St. Cloud, Minnesota, which specializes in distributing mutual funds, stocks and bonds, variable and fixed annuities and other financial products and services through a network of financial institutions. The purchase price was approximately $16 million and the acquisition will be accounted for using the purchase method of accounting.

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

On December 18, 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $250.0 million of debt or equity securities. This filing replaced and superseded the unused portion ($140.0 million) of a previous shelf registration. On March 27, 1996 the Company sold $125.0 million of 8.20% TOPrSsm. The Company used the proceeds from this offering to redeem, at par, all of the outstanding shares of its 10% Senior Cumulative Preferred Stock on July 1, 1996, repay short-term bank debt and for general corporate purposes.

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

The Insurers' investment portfolios represent a significant source of liquid assets. As of September 30, 1996, the Insurers' investment portfolio included $6.6 billion (41% of total assets) of short-term investments and investment grade marketable bonds. The September 30, 1996 investment portfolio also included $2.0 billion of investment grade privately placed bonds which, while not publicly traded, are a source of liquidity.

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

CONSOLIDATED CASH FLOWS

The Company's cash balance at September 30, 1996 was $34.0 million. During the first nine months of 1996, net cash provided by operating and financing activities was $276.2 million and $4.5 million, respectively, which was offset by net cash used by investing activities of $295.2 million.

The $276.2 million of net cash provided by operating activities was primarily the result of positive cash flow from premiums and investment income receipts in excess of cash outflows for insurance benefits and sales and operating expenses. Net cash provided by financing activities of $4.5 million was primarily the result of positive cash flow from the net proceeds from the issuance of the TOPrSsm securities offset by the redemption of the 10% Senior Cumulative Preferred Securities and dividends on common stock.

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

The assets held by each of the Insurers are legally segregated and support only their respective contractual obligations. The investment portfolios of each Insurer are structured to reflect the characteristics of the liabilities which they support. The Company internally allocates assets within ReliaStar Life, USL and RBSL to facilitate segment asset/liability matching. These segment allocations are solely for portfolio management purposes, and generally all of the assets allocated to a segment are available to satisfy the respective liabilities of all segments. Assets within these portfolios are selected to provide compatible duration, cash flow and return characteristics. All of the investments in the Insurers' portfolios are subject to diversification, quality and reserving requirements of state laws regulating the Insurers.

The following table provides information regarding the composition of the Company's invested assets as of the indicated dates:

                                                        SEPTEMBER 30, 1996         DECEMBER 31, 1995
(In Millions)                                          AMOUNT       PERCENT        AMOUNT      PERCENT
Investment Grade Bonds:
    Marketable                                        $ 6,464.8       55.0%     $  6,551.5       55.5%
    Private Placements                                  2,035.7       17.3         2,062.1       17.4
                                                     ----------     ------     -----------     ------
        Subtotal                                        8,500.5       72.3         8,613.6       72.9

Below Investment Grade Bonds:
    Marketable                                            254.9        2.1           198.8        1.7
    Private Placements                                    245.3        2.1           239.3        2.0
                                                    -----------    -------    ------------    -------
           Subtotal                                       500.2        4.2           438.1        3.7

Equity Securities                                          41.0         .3            35.9         .3
Commercial Mortgages                                    1,406.7       12.0         1,465.0       12.4
Mortgages, Residential and Other                          506.4        4.3           483.4        4.1
Real Estate                                                88.8         .7            97.9         .8
Short-Term Investments                                    126.1        1.1           131.5        1.1
Other                                                     595.1        5.1           548.8        4.7
                                                    -----------    -------     -----------    -------
    Total Invested Assets                             $11,764.8      100.0%      $11,814.2      100.0%
                                                      =========      =====       =========      =====

FIXED MATURITY SECURITIES

The amount invested in fixed maturity securities as of September 30, 1996 and December 31, 1995, was $9.0 billion and $9.1 billion, respectively. The average marketable and private placement bond investments in a single corporate issuer (excluding structured finance securities such as CMOs, mortgage-backed pass throughs and asset-backed securities) as of September 30, 1996 were $9.3 million and $7.6 million, respectively.

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

As of September 30, 1996, the weighted average book yields of the Company's investment grade portfolio and below investment grade portfolio were 7.8% and 9.0%, respectively. The weighted average book yield is not necessarily reflective of the net investment income ultimately realized by the Company. Investments with greater credit risk have a greater risk of default than investment grade securities, and, accordingly, some of the incremental book yield of the below investment grade portfolio may not be realized.

The  following  tables  identify  the  amortized  cost and the fair value of the
Company's   fixed  maturity   securities   with  respect  to  each  NAIC  credit
classification as of the indicated dates (in millions):

                                                    SEPTEMBER 30, 1996
----------------------------------------------------------------------------------------------------------
                                MARKETABLES                                PRIVATE PLACEMENTS
NAIC            AMORTIZED     GROSS UNREALIZED       FAIR      AMORTIZED     GROSS UNREALIZED       FAIR
                              ----------------                               ----------------
RATING            COST        GAINS     (LOSSES)     VALUE       COST        GAINS    (LOSSES)      VALUE
------            ----        -----     --------     -----       ----        -----    --------      -----
1               $4,699.5      $155.1      $(33.3)   $4,821.3   $  766.1       $23.3    $  (5.5)   $  783.9
2                1,599.6        57.0       (13.1)    1,643.5    1,223.7        35.5       (7.4)    1,251.8
3                  229.4         4.9        (3.2)      231.1      158.7         4.9       (1.6)      162.0
4                   21.2          .3         (.9)       20.6       39.3          .7        (.5)       39.5
5                    3.9          .2         (.9)        3.2       46.0          .3       (3.2)       43.1
6                      -           -           -          -          .7          -           -          .7
Redeemable
  Preferred
  Stock               .5           -           -          .5        1.6          -         (.1)        1.5
                --------     -------     -------   ---------  ---------       -----     -------   --------
    Total       $6,554.1      $217.5      $(51.4)   $6,720.2   $2,236.1       $64.7     $(18.3)   $2,282.5
                ========      ======      ======    ========   ========       =====     ======    ========


                                                     DECEMBER 31, 1995
                                MARKETABLES                                PRIVATE PLACEMENTS
NAIC            AMORTIZED     GROSS UNREALIZED       FAIR      AMORTIZED     GROSS UNREALIZED       FAIR
                              ----------------                               ----------------
RATING            COST        GAINS     (LOSSES)     VALUE       COST        GAINS    (LOSSES)      VALUE
------            ----        -----     --------     -----       ----        -----    --------      -----
1               $4,578.5    $  309.7    $   (8.3)   $4,879.9   $  810.2     $  59.9    $  (1.0)  $   869.1
2                1,546.9       126.6        (1.9)    1,671.6    1,113.9        79.4        (.3)    1,193.0
3                  175.7         8.4        (2.6)      181.5      143.5         7.2       (3.0)      147.7
4                   17.1          .5        (2.2)       15.4       22.3         1.0        (.1)       23.2
5                    2.0          .1         (.2)        1.9       72.4          .8       (5.6)       67.6
6                      -           -           -          -          .8           -          -          .8
Redeemable
  Preferred
  Stock               .5           -           -          .5        1.6           -        (.1)        1.5
           -------------   ---------  ----------   ---------  ---------   ---------    --------   --------
    Total       $6,320.7      $445.3      $(15.2)   $6,750.8   $2,164.7      $148.3     $(10.1)   $2,302.9
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

                                                     SEPTEMBER 30, 1996               DECEMBER 31, 1995
                                                    ---------------------            -------------------
                                                      AMORTIZED    FAIR               AMORTIZED    FAIR
                                                        COST       VALUE                COST       VALUE
Due in One Year or Less                              $   141.5  $   142.8             $   123.1  $   122.8
Due After One Year Through Five Years                  2,947.1    3,014.7               2,497.4    2,634.3
Due After Five Years Through Ten Years                 2,531.9    2,599.9               2,750.4    2,965.4
Due After Ten Years                                    1,013.4    1,049.1               1,056.5    1,172.9
Mortgage-Backed/Structured Finance
  Securities                                           2,156.3    2,196.2               2,058.0    2,158.3
                                                     ---------  ---------             ---------  ---------
   Total                                              $8,790.2   $9,002.7              $8,485.4   $9,053.7
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

The Company's marketable and private placement bond portfolios were diversified by industry (based upon amortized cost) as of the indicated dates as set forth in the following table:

                                                PERCENT OF MARKETABLE            PERCENT OF PRIVATE
                                                   BOND PORTFOLIO                 PLACEMENT PORTFOLIO
                                            SEPTEMBER 30     DECEMBER 31     SEPTEMBER 30      DECEMBER 31
                                                1996            1995             1996             1995
                                                ----            ----             ----             ----
Basic Material                                   6.7%            4.2%             9.5%             7.1%
Consumer Non-Cyclical                            5.8             5.8             17.7             18.4
Consumer Products/Services                       7.0             6.9             19.9             18.9
Energy                                           6.1             6.4              7.0              7.1
Financial Services                              19.4            17.9             17.2             16.3
Government                                       3.8             4.4               .8              1.0
Industrial                                       3.7             6.3              8.9             11.4
Mortgage Backed/Structured
   Finance Securities                           32.4            31.9              1.6              1.4
Real Estate                                       .2              .1              1.4              1.6
Retailing                                        2.4             2.6              6.3              6.4
Technology                                       2.5             2.4              3.8              4.6
Utilities                                       10.0            11.1              5.9              5.8
                                              ------          ------          -------          -------
    Total                                      100.0%          100.0%           100.0%           100.0%
                                               =====           =====            =====            =====

BELOW INVESTMENT GRADE INVESTMENTS

Issuers of below investment grade debt frequently have relatively high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are issuers of investment grade securities.

The largest investment in below investment grade bonds of any one borrower was approximately two-tenths of one percent of invested assets at September 30, 1996. The largest investment in below investment grade bonds of any one industry grouping was approximately 2.2% of invested assets at September 30, 1996. Concentrations of the portfolio in below investment grade bonds are regularly analyzed and adjusted as appropriate.

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

                                                         SEPTEMBER 30, 1996
                                                    ---------------------------
                                                     AMORTIZED
                                                       COST          FAIR VALUE
Adjustable Rate Pass Through MBS Securities:
Below 5%                                          $     34.9       $     35.1
5% - 6%                                                168.6            168.9
6% - 7%                                                328.4            329.1
Above 7%                                                41.5             41.7

Fixed Rate Pass Through MBS Securities:
Below 8%                                                 6.5              6.9
8% - 9%                                                  9.4             10.0
Above 9%                                               313.2            318.0

Planned Amortization Class MBS Securities:
Below 7%                                               344.9            357.5
7% - 8%                                                119.1            124.6
8% - 9%                                                 21.9             22.5
Above 9%                                               197.1            199.0

Other MBS Securities:
Below 7%                                                92.1             97.2
7% - 8%                                                 20.5             21.7
8% - 9%                                                 12.9             13.4
                                                 -----------      -----------
Total MBS Securities                                $1,711.0         $1,745.6
                                                    ========         ========

The Company invests in asset-backed securities in addition to the MBS securities described above. As of September 30, 1996, the Insurers held asset-backed securities with an amortized cost of $445.3 million and a fair value of $450.6 million.

MORTGAGE LOANS

The Company's commercial mortgage loans generally range in size from $1.5 to $11.0 million, with the average commercial mortgage loan investment as of September 30, 1996 being approximately $2.1 million.

The commercial mortgage loan portfolio diversification by property type and geographic region of the country was as follows:
                                                          PROPERTY TYPE
                                                 ------------------------------
                                                 SEPTEMBER 30       DECEMBER 31
                                                     1996              1995
                                                     ----              ----

Office                                               25.6%             30.0%
Industrial                                           24.2              26.2
Special Purpose                                      19.0              17.1
Retail                                               14.6              12.8
Apartment                                            13.5               9.4
Hotel/Motel                                           3.1               4.5
                                                  -------           -------
Total                                               100.0%            100.0%
                                                    =====             =====


                                                         GEOGRAPHIC REGION
                                                 ------------------------------
                                                 SEPTEMBER 30       DECEMBER 31
                                                     1996              1995
                                                     ----              ----

Midwest                                              33.3%             32.5%
Pacific                                              30.4              30.7
Southeast                                            17.9              18.9
Northeast                                             7.4               5.9
Mountain                                              6.4               7.1
Southwest                                             4.6               4.9
                                                  -------               ---
Total                                               100.0%            100.0%
                                                    =====             =====

The weighted average yield of the commercial mortgage loan portfolio as of September 30, 1996 was 8.8%. The weighted average maturity of these loans was
5.7 years.

The principal balance of commercial mortgage loans with scheduled maturities during the remainder of 1996 and for the year ending December 31, 1997 is $135.2 million and $157.8 million, respectively. Of the $202.0 million of commercial mortgage loans with maturities scheduled during 1995, approximately 57% were paid in full at or near the scheduled maturity date. Approximately 3% of the commercial mortgage loans with maturities scheduled during 1995 were declared to be in default. Approximately 40% of the commercial mortgage loans with maturities scheduled during 1995 were rewritten by the Company at current market terms and conditions.

The Company invests in individual and pools of individual residential mortgage loans in addition to the structured finance securities backed by residential mortgages (see Fixed Maturity Securities). As of September 30, 1996 and December 31, 1995, the Insurers held $504.5 million and $480.8 million, respectively, of non-securitized residential mortgage loans.

UNREALIZED INVESTMENT GAINS (LOSSES)

Debt and equity securities classified as available-for-sale are carried at fair value on the condensed consolidated balance sheets with unrealized gains and losses excluded from income and reported as a separate component of shareholders' equity.

The September 30, 1996 balance of shareholders' equity was increased by $89.1 million (comprised of net unrealized appreciation in the carrying value of the securities of $215.8 million, reduced by $78.8 million of related adjustments to deferred policy acquisition costs and present value of future profits and $47.9 million in deferred income taxes) to reflect the net unrealized gain on securities classified as available-for-sale.

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

                                               SEPTEMBER 30, 1996
                                ----------------------------------------------
                                  ASSET             PORTFOLIO          TARGET
                                DURATION            DURATION          DURATION
Individual Insurance               3.86               4.08          3.5 - 5.0
Employee Benefits                  3.36               3.78          3.5 - 8.0
Life and Health Reinsurance        3.99               4.13          3.5 - 8.0
Pension                            2.58               3.30          2.5 - 3.5

At September 30, 1996, the Company had 71 interest rate swap contracts in effect with an aggregate notional amount of $1.14 billion. At December 31, 1995, the Company had 73 interest rate swap contracts in effect with an aggregate notional amount of $1.22 billion. During the nine months ended September 30, 1996, three new interest rate swap contracts were entered into with a notional amount of $50.0 million and five interest rate swap contracts matured with a notional amount of $135.0 million. There were no terminations of interest rate swaps prior to maturity during the nine months ended September 30, 1996. The Company has no deferred gains or losses at September 30, 1996 related to swap contracts terminated early. The estimated fair value of the interest rate swap contracts in effect at September 30, 1996 was an unrealized gain of $5.6 million.

The following table details the characteristics of the Company's interest rate swap portfolio at September 30, 1996. All of the contracts described below are standard contracts whereby the Company pays a floating rate of interest (generally based upon the LIBOR rate as determined from time to time) and receives a fixed rate (generally a specified contract rate).

                                                   NOTIONAL     RANGE OF FIXED
(In Millions)                                       AMOUNT      RATES RECEIVED

Maturing in One Year or Less                      $   135.0         6.68-9.30%
Maturing After One Year Through Three Years           360.0         5.17-8.68
Maturing After Three Years Through Five Years         552.5         5.34-7.55
Maturing After Five Years Through Seven Years          90.0         6.68-8.18
                                                -----------
Total Notional Amount                              $1,137.5
                                                   ========

The Company closely monitors the effect of the swap position on reported income. The Company's investment portfolio includes a substantial amount of floating rate investments. Changes in market interest rates have an opposite (and approximately offsetting) effect on the reported income from the swap portfolio. Accordingly, the reported investment income (or losses) attributable to the Company's swap position will be approximately offset by the changed investment income of the Company's floating or adjustable rate investments in a changing rate environment. At September 30, 1996 the Company held $1.32 billion of adjustable rate invested assets, short-term investments and cash.

The Company also enters into futures contracts, which are contracts for delayed delivery of securities or money market instruments in which the seller agrees to make delivery at a specified future date of a U.S. Treasury Bond at a specified price or yield. These contracts are entered into to manage interest rate risk of the Company's GIC operations. The contracts that the Company has entered into are exchange traded and marked to market daily. The contract value of these futures contracts at September 30, 1996 was $75.3 million.

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

In addition to the risk of loss of principal, the Company's Problem Investments reduce investment income because some are not producing income and others are producing income at rates below those agreed upon when the loans were initially made. For restructured loans for the nine months ended September 30, 1996, the gross interest income that would have been recorded had such loans been current in accordance with their original terms was $2.7 million compared with actual interest recorded of $2.3 million. The Company does not accrue interest on Problem Investments when management believes the likelihood of collection of principal or interest is doubtful.

The amortized cost of Problem Investments, net of related write-offs and allowances and non-recourse debt, as of the indicated dates was as follows (in millions):

                                             SEPTEMBER 30       DECEMBER 31
                                                 1996              1995
Fixed Maturity Securities 1                     $  22.0          $  23.9
Commercial Mortgage Loans                          28.9             21.9
Residential and Other Mortgage Loans                5.6              8.1
Investment Real Estate 2                           12.3             14.9
Foreclosed Real Estate                             47.8             50.2
                                               --------          -------
    Total                                        $116.6           $119.0
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

The amortized cost of Problem Investments in the preceding table reflects reductions for write-offs and allowances taken by the Company. The cumulative amounts of such write-offs and allowances on problem invested assets of the Insurers on the condensed consolidated balance sheets as of the indicated dates were as follows (in millions):

                                                  SEPTEMBER 30       DECEMBER 31
                                                      1996              1995
Fixed Maturity Securities                             $  9.1           $  8.0
Commercial Mortgage Loans                                9.0             10.9
Residential and Other Mortgage Loans                      .7               .4
Investment Real Estate                                    -               1.0
Foreclosed Real Estate                                  27.1             29.3

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

The following tables set forth the distribution of problem commercial mortgage loans by property type and geographic region as of the indicated dates:

                                                PROPERTY TYPE
                                        SEPTEMBER 30      DECEMBER 31
                                            1996             1995
                                            ----             ----
Office                                      64.1%            72.8%
Industrial                                  19.7             18.1
Retail                                      13.3              6.1
Hotel/Motel                                  2.9              3.0
                                         -------          -------
Total                                      100.0%           100.0%
                                           =====            =====

                                              GEOGRAPHIC REGION
                                        SEPTEMBER 30      DECEMBER 31
                                            1996             1995
                                            ----             ----
Midwest                                     44.1%            39.2%
Southeast                                   21.8             28.4
Pacific                                     22.3             28.0
Southwest                                    5.3              3.4
Northeast                                    2.2                -
Mountain                                     4.3              1.0
                                         -------          -------
Total                                      100.0%           100.0%
                                           =====            =====

The Company also monitors its portfolios in an attempt to identify loans which are not currently classified as Problem Investments, but where the Company has knowledge which causes it to have serious doubts as to the ability of borrowers to comply with the present loan repayment terms. These loans (Potential Problem Investments) are subject to increased scrutiny and review by the Company. The amounts of private placements and mortgage loan Potential Problem Investments were $11.6 million and $44.9 million, respectively at September 30, 1996.

KNOWN TRENDS AND UNCERTAINTIES WHICH MAY AFFECT FUTURE REPORTED RESULTS

HEALTH CARE MARKETPLACE ENVIRONMENT
The market place for the provision of health care employee benefits is changing in response to legislative and regulatory initiatives and a market trend toward capitated and managed care plans. The Company has determined that it will not seek to directly provide capitated plans, but, rather will market plans maintained by third party managed care organizations through a series of strategic alliances in selected markets. The Company intends to jointly market its group life coverage with its strategic partners in these markets. The Company expects that its book of insured health and health related business will decline over the next several years and the Company does not expect significant new sales of insured health and health related products. The Company cannot predict the impact that these market developments will have on future reported earnings. Excluding the earnings of the USL and RBSL operations acquired in 1995, the health insurance and managed care businesses have, over the past three years, on average, represented approximately 10% of the Company's after tax earnings.

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

Part II-Other Information

                            RELIASTAR FINANCIAL CORP.



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  (11)     Statement re Computation of Per Share Earnings

                  (27)     Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Dated         NOVEMBER 12, 1996
                                             --------------------

                                 RELIASTAR FINANCIAL CORP.








                                /S/ WAYNE R. HUNEKE
                                ----------------------
                                by Wayne R. Huneke
                                Senior Vice President, Chief Financial Officer
                                   and Treasurer

                            ReliaStar Financial Corp.                 EXHIBIT 11
                        Computation of Earnings Per Share
                     (in millions, except per share amounts)

                                                                           THREE MONTHS                        NINE MONTHS
                                                                        ENDED SEPTEMBER 30                 ENDED SEPTEMBER 30
                                                                      1996             1995              1996              1995
EARNINGS:
Primary:
   Net Income, as Reported                                        $      47.9       $      42.7      $     143.7       $     125.3
   Dividends on ESOP Convertible Preferred Stock                          (.7)              (.7)            (2.1)             (2.1)
   Tax Benefit on Unallocated ESOP Dividends                               .2                .2               .6                .6
   Dividends on 10% Senior Cumulative Preferred Stock                       -              (1.6)            (3.2)             (4.7)
                                                                  -----------       -----------      -----------       -----------
     Net Income, As Adjusted                                      $      47.4       $      40.6      $     139.0       $     119.1
                                                                  ===========       ===========      ===========       ===========
Fully Diluted:
   Net Income, as Reported                                        $      47.9       $      42.7      $     143.7       $     125.3
   Additional Compensation Expense due to Assumed
     Conversion of ESOP Convertible Preferred Stock                         -                -               -                 (.2)
   Dividends on 10% Senior Cumulative Preferred Stock                       -              (1.6)            (3.2)             (4.7)
                                                                  -----------       -----------      -----------       -----------
      Net Income, as Adjusted                                     $      47.9       $      41.1      $     140.5       $     120.4
                                                                  ===========       ===========      ===========       ===========

SHARES:

Primary:
   Weighted Average Common Shares Outstanding, Unadjusted                37.3              36.4             36.7              36.3
   Dilutive Effect of Outstanding Stock Options                            .4                .6               .5                .6
                                                                  -----------       -----------      -----------       -----------
     Weighted Average Common Shares, as Adjusted                         37.7              37.0             37.2              36.9
                                                                  ===========       ===========      ===========       ===========
Fully Diluted:
   Weighted Average Common Shares Outstanding, Unadjusted                37.3              36.4             36.7              36.3
   Dilutive Effect of:
     ESOP Convertible Preferred Stock                                     2.5               2.6              2.6               2.6
     Outstanding Stock Options                                             .5                .7               .5                .7
                                                                  -----------       -----------      -----------       -----------
   Weighted Average Common Shares, as Adjusted                           40.3              39.7             39.8              39.6
                                                                  ===========       ===========      ===========       ===========

NET INCOME PER COMMON SHARE:

   Primary                                                        $      1.26        $     1.10      $      3.74      $       3.23
                                                                  ===========        ==========      ===========      ============

   Fully Diluted                                                  $      1.19        $     1.03      $      3.53      $       3.04
                                                                  ===========        ==========      ===========      ============