Form 10-K
period 1996-12-31
RELIASTAR FINANCIAL CORP
filed 1997-03-18
CIK 841528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  DECEMBER 31, 1996
                           -----------------
                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to_______________________
Commission file number            1-10640

                            RELIASTAR FINANCIAL CORP.
                            -------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              41-1620373
--------                                                              ----------
 (State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

20 WASHINGTON AVENUE SOUTH, MINNEAPOLIS, MINNESOTA                        55401
--------------------------------------------------                    ----------
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code                 (612)372-5432

Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                         WHICH REGISTERED
             -------------------                         ----------------
    Common Stock, No Par Value                     New York Stock Exchange
    Preferred Share Purchase Rights                New York Stock Exchange
    Trust-Originated Preferred Securities          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                                       None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      [X]  Yes               [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 1997, was $2,492,514,826

The number of shares outstanding of the Registrant's common stock as of February 28, 1997, was 40,120,963.

Documents Incorporated By Reference:

Parts of the Registrant's Annual Report for the year ended December 31, 1996, are incorporated by reference in Part II of this Form 10-K.

Parts of the Registrant's Proxy Statement to be dated March 25, 1997, are incorporated by reference in Part III of this Form 10-K.


                                     PART I

ITEM 1. BUSINESS.

ReliaStar Financial Corp. ("Registrant" or "ReliaStar") is a holding company whose subsidiaries specialize in life insurance and related financial services businesses. Through ReliaStar Life Insurance Company ("ReliaStar Life") Minneapolis, Minnesota, and other subsidiaries, the Registrant issues and distributes individual life insurance and annuities; group life and health insurance; life and health reinsurance; and markets and manages mutual funds. The Registrant operates in four business segments: Individual Insurance, Employee Benefits, Life and Health Reinsurance and Pension.

Other life insurance subsidiaries, each of which is owned directly or indirectly by ReliaStar Life, are Northern Life Insurance Company ("Northern"), Seattle, Washington; ReliaStar United Services Life Insurance Company ("United Services"), Arlington, Virginia; and ReliaStar Bankers Security Life Insurance Company ("Bankers Security"), Woodbury, New York. (ReliaStar Life, Northern, United Services and Bankers Security are sometimes collectively referred to as the "Insurers"). Additional subsidiaries include Washington Square Advisers, Inc., Minneapolis, Minnesota; Washington Square Securities, Inc., Minneapolis, Minnesota; ReliaStar Mortgage Corporation, West Des Moines, Iowa; Northstar, Inc., Greenwich, Connecticut; PrimeVest Financial Services, Inc., St. Cloud, Minnesota; and Successful Money Management Seminars, Inc., Portland, Oregon. ReliaStar Life, United Services and Bankers Security were formerly known as Northwestern National Life Insurance Company, United Services Life Insurance Company and Bankers Security Life Insurance Society, respectively.

The Registrant's strategy is to compete by focusing on the needs of its customers and providing innovative products in a service-oriented, cost-efficient manner. It is ReliaStar's goal to form lifetime partnerships with its customers, delivering integrated financial solutions.

Financial information by business segment is summarized as follows:

                                                                                YEAR ENDED DECEMBER 31
                                                                                ----------------------
(In Millions)                                                          1996             1995              1994
                                                                       ----             ----              ----
Revenues:
  Individual Insurance                                            $   1,222.8       $   1,147.0        $   665.6
  Employee Benefits                                                     643.5             661.9            651.3
  Life and Health Reinsurance                                           200.3             180.9            157.5
  Pension                                                                68.4              76.6             69.9
  Other                                                                  55.6              24.0             26.5
                                                                  -----------       -----------        ---------
    Total                                                         $   2,190.6       $   2,090.4        $ 1,570.8
                                                                  ===========       ===========        =========

Pretax Operating Income (Loss):
  Individual Insurance                                            $     204.5       $     181.6        $   118.8
  Employee Benefits                                                      46.0              44.1             41.2
  Life and Health Reinsurance                                            50.7              43.5             37.4
  Pension                                                                14.0              10.3              7.6
  Other                                                                 (19.3)            (23.5)           (12.6)
                                                                  -----------       -----------        ---------
    Total                                                         $     295.9       $     256.0        $   192.4
                                                                  ===========       ===========        =========

Pretax Income (Loss) from Continuing
 Operations:
  Individual Insurance                                            $     212.2       $     186.0        $   113.7
  Employee Benefits                                                      47.7              46.2             37.5
  Life and Health Reinsurance                                            50.8              43.7             37.6
  Pension                                                                12.9              10.1             (9.5)
  Other                                                                 (19.5)            (26.2)           (12.7)
                                                                  -----------       -----------        ---------
    Total                                                         $     304.1       $     259.8        $   166.6
                                                                  ===========       ===========        =========

Identifiable Assets (As of December 31):
  Individual Insurance                                            $  13,022.8       $  12,378.0      $   7,621.6
  Employee Benefits                                                     906.1             883.0            801.8
  Life and Health Reinsurance                                           417.8             357.5            267.0
  Pension                                                             1,681.9           1,389.5          1,190.8
  Other                                                                 678.4             511.2            485.6
                                                                  -----------       -----------      -----------
    Total                                                         $  16,707.0       $  15,519.2      $  10,366.8
                                                                  ===========       ===========      ===========



NOTES:
FINANCIAL INFORMATION PRIOR TO JANUARY 1995 HAVE NOT BEEN RESTATED TO REFLECT THE CONTRIBUTIONS OF USLICO CORP.

"OTHER" INCLUDES AMOUNTS FROM OPERATIONS NOT DEEMED TO BE REPORTABLE BUSINESS SEGMENTS, CORPORATE OPERATIONS AND INTER-SEGMENT ELIMINATIONS AND ADJUSTMENTS. IDENTIFIABLE ASSETS ARE THOSE ASSETS THAT ARE USED IN THE REGISTRANT'S OPERATIONS IN EACH BUSINESS SEGMENT.

DURING 1996, THE COMPANY CHANGED ITS DEFINITION OF OPERATING INCOME TO EXCLUDE REALIZED INVESTMENT GAINS AND LOSSES AND THEIR IMPACT ON THE AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS. PRIOR PERIOD INFORMATION HAS BEEN RESTATED TO REFLECT THIS DEFINITION OF OPERATING INCOME.

INDIVIDUAL INSURANCE

The Registrant's individual life insurance and annuity operations are conducted through the Insurers. Each of the Insurers maintains product portfolios specifically developed for the market segment which it targets, while each Insurer maintains separate contractual arrangements with agents for the distribution of products within its targeted markets, the Registrant seeks to encourage the sale of products of each Insurer by the distribution forces of the other Insurers. The Registrant provides oversight to these operations and seeks to achieve efficiencies through shared access to actuarial data, product design, investment origination and portfolio management, capital allocation, systems and administrative support and seeks further opportunities for synergistic benefits.

ReliaStar Life's individual insurance division distributes universal life, variable universal life, fixed and variable annuities and related products through its independent agents and representatives. ReliaStar Life maintains relationships with these agents through a network of regional managers who recruit, train and support the independent agents in their region. Compensation of these agents and the regional managers is on a variable basis, dependent upon their sales performance, which minimizes ReliaStar Life's fixed distribution costs. ReliaStar Life is committed to maintaining relationships with its sales force by providing high quality service to its independent agents. ReliaStar Life has developed quality driven administrative support groups which seek to enhance agent satisfaction by processing policy applications promptly and accurately and promoting an attitude of helpfulness and accessibility among home office personnel. ReliaStar Life focuses on middle-income and small business consumers and emphasizes quality service to its policyholders.

Northern focuses its marketing efforts on the sale of tax-sheltered annuities issued pursuant to Section 403(b) of the Internal Revenue Code ("TSAs") to public school teachers and employees of non-profit organizations. The TSA products sold by Northern are individual fixed and variable annuity contracts designed to provide post-retirement financial security. The product design provides for significant penalties for early withdrawal which, when coupled with the provisions of the tax code, act to minimize the risk of early surrender. Northern distributes these products through a specialty field force of independent agents, including former teachers, that focuses exclusively on TSA sales. Northern sells TSAs to teachers after securing the approval of a school district. The school district generally provides a payroll deduction facility for premium payments and facilitates access to the individual teachers. Northern's agents meet with prospective customers on a face-to-face basis. Northern's compensation structure of level commission payments and, starting in 1996, an asset based bonus rewards agents for persistency in the long-term retention of these contracts.

United  Services  distributes  individual  life insurance and annuity  products.
United Services employs career agents who distribute products to active and retired members of the military and their families. United Services also distributes individual life insurance products and fixed annuities to the general public through brokers and banks.

Bankers Security sells individual life insurance and annuity products in the State of New York, where none of the other Insurers are licensed, and throughout the United States. Bankers Security also sells individual products which are very similar to those sold by ReliaStar Life. Bankers Security's individual sales force consists predominantly of independent agents. Bankers Security distributes voluntary life insurance and annuity products through employer sponsored plans which are marketed at the worksite. Bankers Security also serves as the New York outlet for certain insurance products of the other Insurers.

Variable universal life and fixed universal life insurance represents the largest portion of the statutory individual life insurance premium volume of the Insurers. Variable universal life insurance policies contain alternative investment options (generally mutual funds) and policy values will vary based upon the investment returns of the fund(s) selected by the policyholder. Fixed income universal life policies provide for guaranteed levels of insurance protection and minimum interest rate guarantees. The Insurers also distribute fixed and variable annuity products. The fixed annuity products provide for interest crediting rates which, for most of the business, are guaranteed for an initial period and may be adjusted annually thereafter. The Insurers adjust the crediting rates on these policies and annuities based upon their investment performance, market interest rates and competitive factors. Profits recognized on interest-sensitive products are affected by mortality experience, the margin between interest rates earned on investments and interest credited to policyholders, as well as capital gains and losses on investments, persistency and expenses. The variable annuity products contain alternative investment options (generally mutual funds) and policy values will vary based upon the investment returns of the fund(s) selected by the policyholder. The ability of the Insurers to retain their agents is affected by the competitive position of the Insurers' products, the commission structure and the support services provided.

The Insurers have attempted to discourage premature surrenders of interest-sensitive products through contractual surrender charges and the adjustment of interest crediting rates. The policies and annuities issued by the Individual Insurance segment contain provisions which allow the contractholder to withdraw or surrender their contracts under defined circumstances. These contracts generally contain provisions which apply penalties or otherwise limit the ability of contractholders to make such withdrawals or surrenders. The interest rates that the Insurers might be required to credit under their interest-sensitive insurance products to forestall surrenders, particularly in a time of rapidly rising market interest rates, could have an adverse effect on operating income.

The Insurers' individual life insurance business is subject to risks in the event that the Insurers' mortality experience deviates from the assumptions used in establishing its premium rates.

The Registrant, which was incorporated in Delaware in 1988, became the parent of ReliaStar Life and its subsidiaries pursuant to a Plan of Conversion and Reorganization (the "Plan") which became effective on January 3, 1989. Pursuant to the Plan, ReliaStar Life was converted from a combined stock and mutual life insurance company to a stock life insurance company. Participating whole life and term insurance policies and annuities issued by ReliaStar Life prior to the effective date of the Plan are segregated as a closed book of business in a Participation Fund Account ("PFA"). The PFA was established to provide for the continued maintenance of ReliaStar Life's policyholder dividend practices relative to these lines of business. Earnings derived from the operation of the PFA will inure solely to the benefit of the policyholders covered by the PFA, and no benefit will inure to ReliaStar Life. In the event the assets ($316.2 million as of December 31, 1996) of the PFA are insufficient to provide the contractual benefits guaranteed by the affected policies, ReliaStar Life must provide the contractual benefits from the general assets of ReliaStar Life. The current level of dividends is well in excess of the guaranteed contractual benefits. ReliaStar Life is not obligated to support or maintain a minimum level of dividends on the policies in the PFA.

EMPLOYEE BENEFITS

ReliaStar Life offers group life, health and disability insurance and employee benefit-related services primarily to employers with more than 50 employees. ReliaStar Life's employee benefits products are marketed through major brokerage operations and through direct sales to employers by 93 marketing professionals employed full-time by ReliaStar Life and located in 14 regional offices throughout the United States.

ReliaStar Life markets group term life insurance to employer groups in its target market. Premiums for these policies are based largely upon the experience of ReliaStar Life and, in some instances, on the experience of the particular group policyholder. The primary risks related to this line of business include deviations from expected mortality, expenses and investment income. ReliaStar Life seeks to control the mortality risk through reinsurance treaties that protect ReliaStar Life from catastrophic losses.

ReliaStar Life has historically distributed traditional health insurance and other plans (generally referred to as split risk) whereby the employer and ReliaStar Life share the risk of loss. ReliaStar Life also provides administrative services (ASO) and issues indemnity contracts (stop loss or excess risk) to employers who self-fund their health benefit plans. These contracts provide that ReliaStar Life will reimburse the employer to the extent its costs exceed specified dollar amounts, either with respect to any individual or in the aggregate for all the employer's employees. ReliaStar Life's contracts generally include a managed health care component. ReliaStar Life has recently modified its strategy and currently is negotiating strategic marketing alliances with major HMOs in key markets throughout the United States. Over time, ReliaStar Life intends to transfer its insured and ASO health business to these HMO's. ReliaStar Life believes that this strategy will provide opportunities to market group life and other insurance products and to receive fee income through the distribution of the allied HMO plans.

ReliaStar Life's insured health business is subject to risks in the event that ReliaStar Life's morbidity experience deviates from the assumptions used in establishing its premium rates. Profitability of this business may be adversely affected by inflationary trends in the cost of medical treatment, competition-driven business cycles and the extent to which insureds utilize health care services.

ReliaStar Life also markets group disability income insurance. This coverage compensates employees for loss of income due to sickness or injury. The profitability of this business is affected by morbidity experience and the investment return on assets supporting the policy reserves.

The Employee Benefits segment, in conjunction with Bankers Security, markets individual life insurance policies to employees at the worksite and to members of affinity groups. The products delivered to these markets include universal life insurance policies and individual term life policies.

LIFE AND HEALTH REINSURANCE

The life and health reinsurance business is conducted through ReliaStar Life. ReliaStar Life reinsures group life and health insurance underwritten by medium to large United States and foreign insurance companies. This business also includes the reinsurance of selected "special risk" coverages, principally accident and accidental death insurance and the assumption of life and health risk components of insured and self-funded workers compensation plans. Earnings in the reinsurance business can fluctuate based upon a number of factors, including pricing affected by capacity in the reinsurance market, the loss experience of the underlying business and the risk profile of the book of business.

ReliaStar Life has a strategy of maintaining a significant capacity to assume reinsurance risks from its customers. ReliaStar Life maintains the capacity to assume comparatively large risk positions from its reinsurance customers through its retrocession program. ReliaStar Life's retrocession program consists of a series of reinsurance contracts and treaties under which portions of reinsurance risks assumed by ReliaStar Life are automatically retroceded to other reinsurers. These secondary reinsurers (retrocessionaires) are selected by ReliaStar Life based upon their capacity and financial stability. In addition to this retrocession program, ReliaStar Life maintains reinsurance to provide protection from catastrophic events. ReliaStar Life also maintains a diversified portfolio of risks to avoid concentrations in any business line, some of which may be subject to cyclical pricing.

ReliaStar Life markets both treaty (covering portfolios of policies as underwritten by ceding insurers) and facultative (covering a specific pre-identified risk) reinsurance. Special risk coverage involves underwriting unusual accident or accidental death coverages in niche markets less affected by cyclical competitive pressures. These products are marketed through reinsurance brokers and through direct sales by employees of ReliaStar Life.

ReliaStar Life reinsures major medical risks of insurers and health maintenance organizations and maintains expertise in the management of individual claims involving very large medical expenses. Management believes that through active intervention in a medical claim it may minimize large losses and maintain strong relationships with its customers.

ReliaStar Life also participates in the international reinsurance market place. The segment has branch offices in Toronto, Copenhagen, Amsterdam and London. It writes business in over 40 countries worldwide and, while Europe is currently the segment's greatest source of non-U.S. business, it is expanding relationships in other markets that have strong growth potential.

PENSION

The Pension segment is composed of the 401(k) Retirement Plan Division, participating pension and Guaranteed Investment Contract (GIC) businesses of the Company.

The Retirement Plan Division of ReliaStar Life markets a package of products and services for the employee retirement needs of small and mid-sized companies. The division was organized in 1991 and had sales of $315.7 million during 1996.

The division seeks to achieve a competitive advantage through simplicity of product design, flexibility and quality service provided at a very competitive cost. Its strategy is to maintain alliances with high-quality providers who specialize in functions such as plan administration and fund management.

ReliaStar Life maintains a closed block of participating pension contracts with total contract liabilities of $454.0 million at December 31, 1996. Few contracts of this type have been issued since 1982, and ReliaStar Life no longer markets this product line. ReliaStar Life does, however, receive additional deposits under some of these contracts. ReliaStar Life has issued certain participating group annuity contracts jointly with another insurance company. ReliaStar Life has entered into an arrangement with this issuer whereby ReliaStar Life will gradually transfer these liabilities (approximately $281.9 million at December 31, 1996) to the other insurer over a ten year period which commenced in 1993. The terms of the arrangement specify the interest rate on the liabilities and provide for a transfer of assets and liabilities scheduled in a manner consistent with the expected cash flows of the assets allocated to support the attendant liabilities. Management does not expect this arrangement to have a material effect on the earnings of the Company.

As of December 31, 1996, ReliaStar Life had $74.3 million in outstanding GIC obligations. ReliaStar Life is not making sales of GICs.

REGULATION AND OTHER

INSURANCE REGULATORY ACTION
---------------------------

Insurance companies are subject to regulation and supervision by the states in which they are domiciled and transact business. The laws of the various states establish supervisory agencies with broad administrative and supervisory powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, filing certain premium rates, setting insurance liability and investment reserve requirements, determining the form and content of required financial statements, determining the reasonableness and adequacy of capital and surplus and prescribing the types and amounts of investments permitted. Insurance companies are subject to periodic examinations by the regulatory agencies. A number of states require insurance companies to participate in assigned risk or other pools providing insurance for people who cannot qualify in the regular markets.

The state of domicile of each of the Insurers imposes minimum risk-based capital requirements on insurance enterprises that were developed by the National Association of Insurance Commissioners (NAIC). The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital, as defined, to its authorized control level risk-based capital, as defined. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The risk-based capital ratio of each of the Insurers significantly exceeds the ratios at which regulatory corrective action would be required.

The Registrant is primarily a holding company owning, directly or indirectly, the capital stock of its subsidiaries. There are legal limitations on the extent to which ReliaStar Life and the Registrant's other insurance company subsidiaries may pay dividends or lend or otherwise supply funds to the Registrant or ReliaStar Life.

COMPETITION
-----------

The businesses in which the Insurers engage are all highly competitive. The Individual Insurance segment competes in a marketplace characterized by a large number of competitors with similar products. Competition is based largely upon the crediting rates under the policies, the credit and claims paying ratings of competing insurers, the commission structures of competing insurers and the levels of service afforded agents. Competing investment opportunities are also made available by mutual funds, banks and other financial intermediaries. The products which the Insurers offer are not generally eligible for legal protection from being copied by others, and capital is the most significant barrier to entry by new competitors. The Insurers have obtained claims paying ratings from public rating agencies. The Standard & Poor's claims paying rating for ReliaStar Life, Northern, United Services and Bankers Security is AA-; and the Duff & Phelps claims paying rating for ReliaStar Life, Northern, United Services and Bankers Security is AA. The Moody's claims paying rating for ReliaStar Life, Northern, United Services and Bankers Security is A1. The A.M. Best claims paying rating for ReliaStar Life, United Services and Bankers Security is A, while Northern's is A+. Reductions in the claims paying ratings of an Insurer could adversely affect its operations or liquidity position.

The markets served by the Employee Benefits segment are all highly competitive. Group life insurance is a homogeneous product sold in a highly competitive market. ReliaStar Life's competitors include all of the largest insurers doing business in the United States.

REINSURANCE
-----------

The Registrant is a member of reinsurance associations established for the purpose of ceding the excess of life insurance over retention limits. The Registrant's retention limit is $500,000 per life for individual coverage and, to the extent that ReliaStar Life reinsures life policies written by Northern and Bankers Security, the limit is increased to $600,000 per life. For group coverage and reinsurance assumed, the retention is $500,000 per life with per occurrence limitations, subject to certain maximums. As of December 31, 1996, $12.5 billion of life insurance in force was ceded to other companies. Additionally, the Registrant maintains catastrophe reinsurance which provides reinsurance protection in addition to the individual life coverages in the event of a catastrophe resulting in multiple deaths. While these reinsurers are selected based upon their capacity and financial stability, a contingent liability exists with respect to the amount of such reinsurance in the event reinsuring companies are unable to meet their obligations.

HEALTH CARE MARKETPLACE ENVIRONMENT
-----------------------------------

The marketplace for the provision of health care employee benefits is changing in response to legislative and regulatory initiatives and a market trend toward capitated and managed care plans. The Company has determined that it will not seek to directly provide capitated plans, but, rather, will market plans maintained by third-party managed care organizations through a series of strategic alliances in selected markets. The Company intends to jointly market its group life coverage with its strategic partners in these markets. The Company expects that its book of insured health and health related business will decline over the next several years and the Company does not expect significant new sales of insured health and health related products. The Company cannot predict the impact that these market developments will have on future reported earnings. Excluding the earnings of the United Services and Bankers Security operations acquired in 1995, the health insurance and managed care businesses have, over the past three years, on average, represented approximately 8% of the Company's after tax earnings.

ACQUIRED IMMUNE DEFICIENCY SYNDROME (AIDS)
------------------------------------------

The Insurers may be affected by morbidity and mortality related to AIDS. While the Insurers' pricing assumptions and underwriting criteria take into consideration expected morbidity and mortality attributable to AIDS, experience beyond that anticipated could adversely affect earnings.

GEOGRAPHIC DISTRIBUTION
-----------------------

The Registrant, through the Insurers, does business in all 50 states. The geographic distribution of the Insurers' premium volume for the year ended December 31, 1996, for life insurance, individual annuities and accident and health insurance, on a statutory accounting basis, was as follows: Northeast, 20%; Midwest, 24%; Southeast, 18%; Southwest, 7%; Mountain, 7%; and Pacific, 24%.

OTHER
-----

On February 23, 1997, the Company signed a definitive agreement to acquire and merge Security-Connecticut Corporation (SRC) into ReliaStar. SRC is a holding company with two primary subsidiaries: Security-Connecticut Life Insurance Company of Avon, Connecticut, and Lincoln Security Life Insurance Company of Brewster, New York. As of December 31, 1996, SRC had assets of $2.3 billion and total shareholders' equity of $355 million. The transaction will be effected through a stock-for-stock exchange. The exchange ratio will be determined based upon the average price of the Company's common stock during the twenty-day trading period concluding six days prior to the closing of the transaction and is subject to adjustments based upon changes in the market value of the Company's common stock. The definitive agreement also includes a breakup provision that would result in a payment of $8 million to ReliaStar under certain circumstances if the transaction is not completed. The acquisition will be accounted for as a purchase.

Based on the closing price of $59.25 for ReliaStar common stock on February 21, 1997, SRC shareholders would receive .7932 of a share of ReliaStar common stock for each share of SRC common stock. Assuming the February 21 closing price, ReliaStar would issue approximately seven million additional shares of ReliaStar common stock, and the purchase price would be approximately $417 million, including transaction costs. Completion of the merger is expected in the second or third quarter of 1997, and is subject to normal closing conditions, including approval by SRC shareholders and various regulatory approvals.

During October 1996, the Company completed the acquisition of PrimeVest Financial Services, Inc. (PrimeVest). PrimeVest is a full-service, third-party marketing firm located in St. Cloud, Minnesota, which specializes in distributing mutual funds, stocks and bonds, variable and fixed annuities and other financial products and services through a network of financial institutions. The acquisition was accounted for using the purchase method of accounting.

During September 1996, the Company acquired Successful Money Management Seminars, Inc. (SMMS). SMMS, headquartered in Portland, Oregon, develops and distributes educational materials used primarily in the presentation of seminars to consumers on personal financial planning. The acquisition was effected through an exchange of stock and was accounted for using the pooling-of-interest method of accounting.

On January 17, 1995, the Registrant completed the acquisition of USLICO Corporation (USLICO). USLICO was a holding company with two primary
subsidiaries,   United  Services  and  Bankers  Security.  The  acquisition  was accounted for using the purchase method of accounting and, therefore, the consolidated financial statements of the Registrant include the accounts of USLICO since the date of acquisition.

At December 31, 1996, the Registrant and its subsidiaries employed 3,467 persons. None of the Registrants' employees are covered by collective bargaining agreements.

ITEM 2. PROPERTIES.

The Registrant owns three office buildings in downtown Minneapolis, Minnesota, which serve as its home offices. Space in the home office buildings not used by the Registrant is rented to other tenants. Northern, United Services and Bankers Security lease office space in downtown Seattle, Washington; Arlington, Virginia; and Woodbury, New York, respectively. In addition, the Registrant leases space in various cities of the United States for regional group, pension and claims offices.

ITEM 3. LEGAL PROCEEDINGS.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information entitled "Common Stockholder Information" from the inside back cover of the Annual Report for the year ended December 31, 1996, is attached as
Exhibit 13 hereto and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

The information entitled "Revenues and Earnings" and "Financial Position" from page 25 of the Annual Report for the year ended December 31, 1996, is attached as Exhibit 13 hereto and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" from pages 26 through 39 of the Annual Report for the year ended December 31, 1996, is attached as Exhibit 13 hereto and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data from pages 40 through 62, but not including the Report of Management from Page 62 included in the Annual Report for the year ended December 31, 1996, is attached as Exhibit 13 hereto and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information from pages 6 and 7 of the Registrant's 1997 Proxy Statement is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT ARE AS FOLLOWS:

                                                                                                          FIRST
                                                                                                         ELECTED
                                                                                                           AS
NAME                       POSITION WITH COMPANY                                                 AGE     OFFICER
-------------------------  ------------------------------------------------                      ---     -------
John G. Turner             Chairman and Chief Executive Officer                                  57       1972
John H. Flittie            President and Chief Operating Officer                                 60       1985
Richard R. Crowl           Senior Vice President and General Counsel                             49       1982
Wayne R. Huneke            Senior Vice President, Chief Financial Officer and Treasurer          45       1986
Steven W. Wishart          Senior Vice President and Chief Investment Officer                    53       1978
R. Michael Conley          Senior Vice President                                                 54       1982
Michael J. Dubes           Senior Vice President                                                 54       1984
Kenneth U. Kuk             Senior Vice President                                                 50       1990
Robert C. Salipante        Senior Vice President                                                 40       1992


ITEM 11. EXECUTIVE COMPENSATION.

The information from pages 12 through 20, up to proposal 2 from page 20, but not including the Comparison of Five-year Cumulative Total Return graph from page 14 of the Registrant's 1997 Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information entitled "Beneficial Owners of Voting Securities" from pages 2 through 4 of the Registrant's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)1.     FINANCIAL STATEMENTS:

          The following financial statements, included from the Annual Report for the year ended December 31, 1996, are incorporated by reference in
          Item 8.

          a.   Consolidated Balance Sheets as of December 31, 1996 and 1995

          b. Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

          c. Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

          d. Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

          e.   Notes to Consolidated Financial Statements

          f.   Independent Auditors' Report

   2.     FINANCIAL STATEMENT SCHEDULES:

          The following financial statement schedules are filed as part of this Form 10-K:

          Independent Auditors' Report

          Schedule I - Consolidated Summary of Investments - Other than Investments in Related Parties
          Schedule II - Condensed Financial Information of Registrant
          Schedule III - Supplementary Insurance information
          Schedule IV - Reinsurance
          Schedule V - Valuation and qualifying accounts

          All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

   3.   EXHIBITS:

               (10) Material contracts:
                    Management contracts and compensatory plans involving Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1996:
                    * The ReliaStar Stock Ownership Plan for Nonemployee Directors (as amended and restated effective May 9,
                         1996)
                    * ReliaStar Financial Corp. Retirement Plan for Nonemployee Directors (as amended on February 9, 1995)
                    * ReliaStar Deferred Compensation Plan for Nonemployee Directors (as amended effective as of August 16,1996)
                    Management contracts and compensatory plans involving Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1995:
                    * Management Employment Agreements covering the following executive officers: Kenneth U. Kuk and Richard R. Crowl
                    * ReliaStar Financial Corp. Supplemental Executive Retirement Plan
                    * ReliaStar Stock Ownership Plan for Nonemployee Directors (as amended)
                    * ReliaStar Executives' Long-term Incentive Compensation Program (as amended and restated effective January 1,
                         1996)
                    * Deposit Share Agreement issued under the ReliaStar 1993 Stock Incentive Plan (1996 Awards)
                    * Nonqualified Stock Option Agreement issued under the ReliaStar Stock Ownership Plan for Nonemployee Directors (1995-96 Board Year Awards)
                    Management contracts and compensatory plans involving Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1994:
                    * Management Employment Agreements covering the following executive officers: John G. Turner, John H. Flittie, Wayne R. Huneke, Robert C. Salipante, Steven W. Wishart, R. Michael Conley, Craig R. Rodby, David H. Roe
                    *    ReliaStar 1993 Stock Incentive Plan
                    * ReliaStar Executives' Long-term Incentive Compensation Program
                    *    ReliaStar  Executives'  Annual  Incentive  Compensation
                         Program
                    * ReliaStar Annual Incentive Bonus Plan For Designated Executive Officers
                    *    ReliaStar   Stock   Ownership   Plan  for   Nonemployee
                         Directors
                    *    ReliaStar Supplemental 401(k) Plan
                    *    Retirement Plan for Nonemployee Directors of ReliaStar
                    * ReliaStar Deferred Compensation Plan for Nonemployee Directors
                    *    ReliaStar Supplemental Profit Sharing Plan
                    *    First Amendment to Compensation Trust Agreement
                    * Nonqualified Stock Option Agreement issued under The NWNL Companies Stock Ownership Plan for Nonemployee Directors
                    Management contracts and compensatory plans involving Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1993:
                    *    The NWNL Companies 1993 Stock Incentive Plan
                    * Incentive Stock Option Agreement issued under The NWNL Companies 1993 Stock Incentive Plan
                    * Nonqualified Stock Option Agreement issued under The NWNL Companies 1993 Stock Incentive Plan
                    *    Deposit Share Program Restricted Stock Agreement issued
                         under The NWNL Companies 1993 Stock Incentive Plan
                    *    Nonqualified Stock Option Agreement  (Replacement Stock
                         Option Grant) issued under The NWNL Companies 1993 Stock Incentive Plan
                    * Incentive Stock Option Agreement (Replacement Stock Option Grant) issued under The NWNL Companies 1993 Stock Incentive Plan
                    * The NWNL Executives' Long-term Incentive Compensation Program IV, as amended
                    * The NWNL Executives' Annual Incentive Compensation Program II, as amended
                    * The NWNL Companies Stock Ownership Plan for Nonemployee Directors
                    * The NWNL Companies Annual Incentive Bonus Plan for Designated Executive Officers
                    Management contracts and compensatory plans involving Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1992:
                    * Nonqualified Stock Option Agreement issued under The NWNL Companies Stock Incentive Plan
                    * Incentive Stock Option Agreement issued under The NWNL Companies Stock Incentive Plan
                    * Deferred Compensation Agreement (for Supplemental Retirement Benefits)
                    *    The NWNL Companies Supplemental 401(k) Plan
                    *    Split Dollar Agreement
                    * Confidential Cash Payment and Deferred Compensation Agreement between NWNL and Executive Officer, as amended
                    * Confidential Deferred Compensation Agreement between NWNL and Executive Officer, as amended
                    Management contracts and compensatory plans involving Directors and Executive Officers filed as exhibit to previous Form 10-K as noted:
                    * The NWNL Companies Stock Incentive Plan - filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1991
                    * The NWNL Companies, Inc., Restricted Stock Plan for Nonemployee Directors - filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1991
                    * The NWNL Companies Deferred Compensation Plan for Nonemployee Directors (as amended effective May 10,
                         1991) - filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1991
                    * The NWNL Companies Stock Incentive Plan Restricted Stock Agreement - filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1991
                    * The NWNL Companies Supplemental Profit Sharing Plan as amended on December 14, 1989 - filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1989
                    * Compensation Trust Agreement - filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1988
                    * Retirement Plan for Nonemployee Directors of The NWNL Companies, Inc., - filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1988
               (11) Statement re computation of per share earnings
               (13) Registrant's  Annual Report for the year ended  December 31,
                    1996, is filed as an exhibit to the extent incorporated by reference herein
               (21) Subsidiaries
               (23) Consent
               (24) Powers of attorney
               (27) Financial Data Schedule

(B)  REPORTS ON FORM 8-K:

               A separate Form 8-K dated February 23, 1997 was filed in relation to the Company entering into an agreement and plan of merger with Security-Connecticut Corporation.



INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ReliaStar Financial Corp.
Minneapolis, Minnesota


We have audited the consolidated financial statements of ReliaStar Financial Corp. and Subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 31, 1997, except for Note 14, as to which the date is February 23, 1997; such consolidated financial statements and report are included in the Company's 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of ReliaStar Financial Corp., listed in Item 14(A)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                   /s/Deloitte & Touche LLP



Minneapolis, Minnesota
January 31, 1997, except for Note 4,
as to which the date is February 23, 1997



                                             RELIASTAR FINANCIAL CORP.
                                  SCHEDULE I-CONSOLIDATED SUMMARY OF INVESTMENTS
                                     OTHER THAN INVESTMENTS IN RELATED PARTIES
                                              AS OF DECEMBER 31, 1996
                                                   (IN MILLIONS)

              COLUMN A                                     COLUMN B           COLUMN C           COLUMN D
              --------                                     --------           --------           --------
                                                                                              AMOUNT AT WHICH
                                                                                               SHOWN IN THE
             TYPE OF INVESTMENT                              COST                VALUE         BALANCE SHEET
             ------------------                              ----                -----         -------------
Fixed Maturities
  Bonds
     United States Government and
        Government Agencies and
        Authorities                                        $      132.8         $    139.3       $     139.3
     States, Municipalities and
        Political Subdivisions                                    835.9              869.6             869.6
     Foreign Governments                                           82.9               87.0              87.0
     Public Utilities                                             754.7              793.8             793.8
     All Other Corporate Bonds                                  7,193.9            7,406.5           7,406.5
  Redeemable Preferred Stocks                                       2.7                2.0               2.0
                                                          -------------        -----------      ------------
        Total Fixed Maturities                                  9,002.9            9,298.2           9,298.2
                                                          -------------        -----------      ------------

Equity Securities
  Industrial, Miscellaneous and
     all Other Common Stocks                                       22.0               25.0              25.0
  Nonredeemable Preferred Stocks                                   10.4               11.9              11.9
                                                          -------------        -----------      ------------
        Total Equity Securities                                    32.4               36.9              36.9
                                                          -------------        -----------      ------------

Mortgage Loans on Real Estate (1)                               1,867.1                              1,855.4
Real Estate (1)                                                    42.6                                 40.5
Real Estate Acquired in
   Satisfaction of Debt (1)                                        48.2                                 37.0
Policy Loans                                                      549.0                                549.0
Other Long-Term Investments (1)                                    62.5                                 59.9
Short-Term Investments                                            119.4                                119.4
                                                           ------------                          -----------
        Total Investments                                    $ 11,724.1                            $11,996.3
                                                           ============                          ===========


NOTES:

(1) AMOUNTS IN COLUMN D DIFFER FROM AMOUNTS SHOWN IN COLUMN B BECAUSE THEY ARE NET OF ALLOWANCES AND WRITE-DOWNS FOR LOSSES.



                                             RELIASTAR FINANCIAL CORP.
                            SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                  BALANCE SHEETS
                                         AS OF DECEMBER 31, 1996 AND 1995
                                                   (IN MILLIONS)

                                                                           1996                       1995
                                                                         --------                    -------
ASSETS
Investments
  Investment in and Advances to Subsidiaries                            $  1,788.8                $  1,703.7
  Short-Term Investments                                                       2.0                       4.7
                                                                        ----------                ----------
     Total Investments                                                     1,790.8                   1,708.4
Cash                                                                            -                         .3
Accounts and Notes Receivable                                                  7.8                       7.6
Other Assets                                                                  11.4                       9.8
                                                                        ----------                ----------
     TOTAL ASSETS                                                       $  1,810.0                $  1,726.1
                                                                        ==========                ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Other Liabilities                                                       $     26.2                $     25.0
Bank Borrowings                                                                7.0                      48.5
Notes Payable                                                                354.0                     229.2
Income Taxes Payable                                                           5.1                       3.3
                                                                        ----------                ----------
     TOTAL LIABILITIES                                                       392.3                     306.0
                                                                        ----------                ----------

SHAREHOLDERS' EQUITY

10% Senior Cumulative Preferred Stock                                           -                       63.2
ESOP Convertible Preferred Stock                                                -                       28.9
Note Receivable from ESOP                                                    (21.6)                    (23.4)
Common Stock                                                                 572.3                     566.5
Unamortized Restricted Stock Awards                                           (1.8)                     (3.0)
Net Unrealized Investment Gains                                              140.8                     246.8
Retained Earnings                                                            794.2                     647.2
Less Treasury Common Stock, at Cost                                          (66.2)                   (106.1)
                                                                        ----------                ----------

     TOTAL SHAREHOLDERS' EQUITY                                            1,417.7                   1,420.1
                                                                        ----------                ----------

     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                               $  1,810.0                $  1,726.1
                                                                        ==========                ==========



See Notes to Condensed Financial Information of Registrant.





                                             RELIASTAR FINANCIAL CORP.
                            SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                               STATEMENTS OF INCOME
                               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                       (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                       1996               1995             1994
                                                                   -----------        -----------       ---------
REVENUES
Net Investment Income                                                 $  10.2          $    8.2          $   10.2
Other Income                                                              3.1               3.2               3.1
                                                                      -------          --------          --------
   TOTAL                                                                 13.3              11.4              13.3
                                                                      -------          --------          --------

BENEFITS AND EXPENSES
Sales and Operating Expenses                                             (1.9)             (1.5)              1.1
Interest Expense                                                         26.7              20.1               8.1
                                                                      -------          --------          --------
   TOTAL                                                                 24.8              18.6               9.2
                                                                      -------          --------          --------

Income (Loss) from Continuing Operations
  Before Income Taxes                                                   (11.5)             (7.2)              4.1
Income Tax                                                                  -                  -                -
                                                                      -------          ---------         --------
Income (Loss) of Parent Only                                            (11.5)             (7.2)              4.1

Equity in Net Income from Continuing
  Subsidiaries Operations                                               204.5             176.3             103.6
                                                                      -------          --------          --------
Income from Continuing Operations                                       193.0             169.1             107.7
Equity in Net Loss from Discontinued Operations                             -              (5.4)             (2.6)
                                                                      -------          --------          --------
Net Income                                                            $ 193.0          $  163.7          $  105.1
                                                                      =======          ========          ========



PER COMMON SHARE
Primary
Income from Continuing Operations                                     $  5.03         $    4.36          $   3.30
Loss from Discontinued Operations                                           -              (.15)             (.09)
                                                                      -------         ---------          --------
Net Income                                                            $  5.03         $    4.21          $   3.21
                                                                      =======         =========          ========

Fully Diluted
Income from Continuing Operations                                     $  4.73         $    4.10          $   3.08
Loss from Discontinued Operations                                           -              (.14)             (.08)
                                                                      -------         ---------          --------
Net Income                                                            $  4.73         $    3.96          $   3.00
                                                                      =======         =========          ========

Net Income Available to Common Shareholders                           $ 187.8         $   155.4          $   96.8
                                                                      =======         =========          ========



See Notes to Condensed Financial Information of Registrant.





                                             RELIASTAR FINANCIAL CORP.
                            SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                             STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                   (IN MILLIONS)


                                                                          1996              1995             1994
                                                                        ---------        ---------         --------
OPERATING ACTIVITIES
    Net Cash Provided (Used) by Operating Activities                     $  (3.8)         $    3.7          $  12.4
                                                                         -------          --------          -------

INVESTING ACTIVITIES
  Sales (Purchases) of Short-Term Investments, Net                           2.7              (1.5)             (.8)
  Dividends Received from Subsidiaries                                      55.1              43.1             24.0
  Investments in or Advances to Subsidiaries                               (41.7)            (19.5)            (4.8)
                                                                         -------           -------          -------
    Net Cash Provided by Investing Activities                               16.1              22.1             18.4
                                                                         -------           -------          -------

FINANCING ACTIVITIES
  Redemption of 10% Senior Cumulative Preferred Stock                      (63.2)                -                -
  Increase in Notes and Mortgages Payable                                  148.9             166.3                -
  Repayment of Notes and Mortgages Payable                                 (65.6)           (104.5)               -
  Payments Received on Note Receivable from ESOP                              .4                .9               .7
  Issuance of Common Stock under Stock Option
    and Other Plans                                                         18.5               8.9              4.5
  Dividends on 10% Senior Cumulative Preferred Stock                        (3.2)             (6.3)            (6.3)
  Dividends on ESOP Convertible Preferred Stock                             (2.8)             (2.8)            (2.9)
  Dividends on Common Stock                                                (40.0)            (35.8)           (25.9)
  Acquisition of Treasury Common Stock                                      (5.6)            (52.2)             (.9)
                                                                         -------           -------          -------
    Net Cash Used by Financing Activities                                  (12.6)            (25.5)           (30.8)
                                                                         -------           -------          -------

Increase (Decrease) in Cash                                                  (.3)               .3                -
Cash at Beginning of Year                                                     .3                 -                -
                                                                         -------           -------          -------
Cash at End of Year                                                      $     -          $     .3          $     -
                                                                         =======          ========          =======



See Notes to Condensed Financial Information of Registrant.


                            RELIASTAR FINANCIAL CORP.
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION

1.  Accounting Policies
The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the ReliaStar Financial Corp. 1996 Annual Report to Shareholders.

2.  Acquisitions
During October 1996, the Company completed the acquisition of PrimeVest Financial Services, Inc. (PrimeVest). PrimeVest is a full-service, third-party marketing firm located in St. Cloud, Minnesota, which specializes in distributing mutual funds, stocks and bonds, variable and fixed annuities and other financial products and services through a network of financial institutions. The acquisition was accounted for using the purchase method of accounting. The purchase price was approximately $16 million and resulted in the recording of goodwill totaling $11 million.

During September 1996, the Company acquired Successful Money Management Seminars, Inc. (SMMS). SMMS, headquartered in Portland, Oregon, develops and distributes educational materials used primarily in the presentation of seminars to consumers on personal financial planning. The acquisition was effected through an exchange of stock whereby the Company issued 663,050 shares of common stock from treasury. The acquisition was accounted for using the pooling-of-interest method of accounting.

On January 17, 1995, ReliaStar acquired USLICO Corporation (USLICO). USLICO was a holding company with two primary subsidiaries: United Services Life Insurance Company of Arlington, Virginia and Bankers Security Life Insurance Society of Uniondale, New York. The acquisition was accounted for using the purchase method of accounting. The acquisition was effected through a stock for stock transaction whereby ReliaStar issued .69 share of ReliaStar Common Stock for each USLICO share, or approximately 7.4 million additional ReliaStar common shares. The purchase price, including direct costs of acquisition, was approximately $217.0 million. In addition, ReliaStar assumed $96.1 million of USLICO subordinated convertible debt. ReliaStar subsequently redeemed the USLICO subordinated convertible debt. To fund the redemption, ReliaStar issued on February 1, 1995, $110.0 million of 8 5/8% notes at a price of 99.274%.

3.  Dividends from Subsidiaries
The cash dividends paid to ReliaStar for 1996, 1995 and 1994 by its subsidiaries were $55.1 million, $43.1 million and $24.0 million, respectively.

4.  Subsequent Event
On February 23, 1997, the Company signed a definitive agreement to acquire and merge Security-Connecticut Corporation (SRC) into ReliaStar. SRC is a holding company with two primary subsidiaries: Security-Connecticut Life Insurance Company of Avon, Connecticut, and Lincoln Security Life Insurance Company of Brewster, New York. As of December 31, 1996, SRC had assets of $2.3 billion and total shareholders' equity of $355 million. The transaction will be effected through a stock-for-stock exchange. The exchange ratio will be determined based upon the average price of the Company's common stock during the twenty-day trading period concluding six days prior to the closing of the transaction and is subject to adjustments based upon changes in the market value of the Company's common stock. The definitive agreement also includes a breakup provision that would result in a payment of $8 million to ReliaStar under certain circumstances if the transaction is not completed. The acquisition will be accounted for as a purchase.

Based on the closing price of $59.25 for ReliaStar common stock on February 21, 1997, SRC shareholders would receive .7932 of a share of ReliaStar common stock for each share of SRC common stock. Assuming the February 21 closing price, ReliaStar would issue approximately seven million additional shares of ReliaStar common stock, and the purchase price would be approximately $417 million, including transaction costs. Completion of the merger is expected in the second or third quarter of 1997, and is subject to normal closing conditions, including approval by SRC shareholders and various regulatory approvals.



                                                                      RELIASTAR FINANCIAL CORP.

                                                            SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                                                           (IN MILLIONS)

COLUMN A                                    COLUMN B           COLUMN C            COLUMN D         COLUMN E        COLUMN F
--------                                    --------           --------            --------         --------        --------
                                            DEFERRED                            PENDING POLICY
                                             POLICY          FUTURE POLICY     CLAIMS AND OTHER                        NET
                                           ACQUISITION       AND CONTRACT        POLICYHOLDER                      INVESTMENT
SEGMENT                                       COSTS            BENEFITS              FUNDS          PREMIUMS         INCOME
-------                                  -------------      --------------    ------------------    --------      ------------

1996
----
Individual Insurance                         $    958.2         $  10,092.8           $  107.7          $  130.9        $ 792.4
Employee Benefits                                     -               473.2              197.7             522.2           60.7
Life and Health Reinsurance                         2.5               118.8              172.1             183.7           16.1
Pension                                            39.4               651.2                 .6                .1           61.5
Other                                               5.9                (3.8)                .1                -            10.0
                                             ----------         -----------           --------          --------        -------

     Total                                   $  1,006.0         $  11,332.2           $  478.2          $  836.9        $ 940.7
                                             ==========         ===========           ========          ========        =======


1995
----
Individual Insurance                         $    827.3         $   9,753.6           $  101.9          $  147.0        $ 747.3
Employee Benefits                                     -               445.3              184.1             537.4           54.3
Life and Health Reinsurance                         2.4                97.5              143.8             167.0           13.7
Pension                                            24.3               740.1                2.3                .1           72.1
Other                                               6.7                (3.3)                 -                -             3.7
                                             ----------         -----------           --------          --------        -------

     Total                                   $    860.7         $  11,033.2           $  432.1          $  851.5        $ 891.1
                                             ==========         ===========           ========          ========        =======


1994
----
Individual Insurance                         $    859.6         $   6,471.3           $   70.0          $   47.4        $ 473.6
Employee Benefits                                     -               414.4              170.8             532.6           48.6
Life and Health Reinsurance                         3.3                70.4              114.6             146.8           10.5
Pension                                            14.8               869.6               (4.7)               .1           83.8
Other                                               7.5                (2.1)                 -                -             1.8
                                             ----------         -----------           --------          --------        -------
     Total                                   $    885.2         $   7,823.6           $  350.7          $  726.9        $ 618.3
                                             ==========         ===========           ========          ========        =======




                            RELIASTAR FINANCIAL CORP.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                  (IN MILLIONS)
                                  (CONTINUED)


COLUMN A                                    COLUMN G           COLUMN H            COLUMN I
--------                                    --------           --------            --------
                                                             AMORTIZATION OF        SALES
                                            BENEFITS         DEFERRED POLICY          AND
                                               TO              ACQUISITION         OPERATING
SEGMENT                                   POLICYHOLDERS           COSTS             EXPENSES
-------                                   -------------      ----------------       --------

1996
Individual Insurance                         $    694.3              $ 82.8           $  198.6
Employee Benefits                                 439.1                   -              147.1
Life and Health Reinsurance                       107.4                  .4               37.9
Pension                                            47.7                  .6                7.0
Other                                               (.8)                1.0               46.8
                                             ----------              ------           --------

     Total                                   $  1,287.7              $ 84.8           $  437.4
                                             ==========              ======           ========


1995
Individual Insurance                         $    713.4              $ 60.6           $  151.2
Employee Benefits                                 448.7                   -              154.6
Life and Health Reinsurance                        99.4                  .9               33.0
Pension                                            60.4                  .1                5.7
Other                                               (.7)                 .8               24.0
                                             ----------              ------           --------

     Total                                   $  1,321.2              $ 62.4           $  368.5
                                             ==========              ======           ========


1994
Individual Insurance                         $    420.2              $ 54.7           $   75.3
Employee Benefits                                 441.9                   -              155.7
Life and Health Reinsurance                        88.4                 1.6               28.3
Pension                                            75.4                 (.3)               4.0
Other                                               (.6)                 .7               26.5
                                             ----------              ------           --------
     Total                                   $  1,025.3              $ 56.7           $  289.8
                                             ==========              ======           ========




                                                                         RELIASTAR FINANCIAL CORP.
                                                                        SCHEDULE IV - REINSURANCE
                                                          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                                    (IN MILLIONS, EXCEPT PERCENTAGES)

COLUMN A                                     COLUMN B          COLUMN C          COLUMN D          COLUMN E         COLUMN F
--------                                     --------          --------          --------          --------         --------
                                                                                                                   PERCENTAGE
                                                               CEDED TO           ASSUMED                           OF AMOUNT
                                               GROSS             OTHER          FROM OTHER            NET          ASSUMED TO
                                              AMOUNT           COMPANIES         COMPANIES          AMOUNT             NET
                                              ------           ---------         ---------          ------             ---
1996
----
Life Insurance In Force                      $151,717.2         $12,464.3        $38,498.0         $177,750.9           21.7%
                                             ==========         =========        =========         ==========

Premiums

  Life Insurance                          $       383.1      $       49.3      $     219.7      $       553.5           39.7

  Accident and Health Insurance                   226.8              58.0            114.6              283.4           40.4
                                          -------------      ------------      -----------      -------------

    Total Premiums                        $       609.9       $     107.3      $     334.3      $       836.9           39.9%
                                          =============       ===========      ===========      =============


1995
----
Life Insurance In Force                      $141,305.9         $11,963.3        $36,682.7         $166,025.3           22.1%
                                             ==========         =========        =========         ==========

Premiums

  Life Insurance                          $       369.3      $       43.1      $     198.4      $       524.6           37.8

  Accident and Health Insurance                   274.5              46.8             99.2              326.9           30.3
                                          -------------      ------------      -----------      -------------

    Total Premiums                        $       643.8      $       89.9      $     297.6      $       851.5           35.0%
                                          =============      ============      ===========      =============


1994
----
Life Insurance In Force                     $  99,794.6        $  4,746.7        $29,836.8         $124,884.7           23.9%
                                            ===========        ==========        =========         ==========

Premiums

  Life Insurance                          $       262.1      $       22.9      $     161.8      $       401.0           40.3

  Accident and Health Insurance                   271.1              45.2            100.0              325.9           30.7
                                          -------------      ------------      -----------      -------------

    Total Premiums                        $       533.2      $       68.1      $     261.8      $       726.9           36.0%
                                          =============      ============      ===========      =============




                                                                        RELIASTAR FINANCIAL CORP.
                                                             SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                                                                 AS OF DECEMBER 31, 1996, 1995 AND 1994
                                                                              (IN MILLIONS)

COLUMN A                                      COLUMN B               COLUMN C                   COLUMN D           COLUMN E
--------                                      --------               --------                   --------           --------

                                                                     ADDITIONS
                                                                     ---------
                                              BALANCE AT       CHARGED TO      CHARGED TO                           BALANCE
                                              BEGINNING        COSTS AND      OTHER ACCOUNTS-                      AT END OF
DESCRIPTION                                   OF PERIOD        EXPENSES        DESCRIBE(1)     DEDUCTIONS(2)        PERIOD
-----------                                   ---------        --------        -----------     -------------        ------


1996
----
Commercial Mortgage Loans                      $ 12.0          $  2.6               -           $  (3.6)             $11.0

Residential Mortgage Loans                         .4              .3               -                  -                .7

Foreclosed Real Estate                           10.6             4.1               -              (3.5)              11.2

Real Estate                                       1.0             1.1               -                  -               2.1

Other Invested Assets                             2.3              .3               -                  -               2.6

Accounts and Notes Receivable                     2.5              .5               -               (.8)               2.2

1995
----

Commercial Mortgage Loans                      $  3.7          $  6.3         $  11.5           $  (9.5)             $12.0

Residential Mortgage Loans                         .4               -               -                  -                .4

Foreclosed Real Estate                           11.9             5.3               -              (6.6)              10.6

Real Estate                                        .2              .8               -                  -               1.0

Other Invested Assets                             2.5               -               -               (.2)               2.3

Accounts and Notes Receivable                     3.0              .4               -               (.9)               2.5

1994
----

Commercial Mortgage Loans                      $  1.8          $  4.9               -           $  (3.0)            $  3.7

Residential Mortgage Loans                         .4               -               -                  -                .4

Foreclosed Real Estate                           13.1            11.8               -             (13.0)              11.9

Real Estate                                        .2               -               -                  -                .2

Other Invested Assets                             2.6             2.6               -              (2.7)               2.5

Accounts and Notes Receivable                     3.4              .8               -              (1.2)               3.0


(1) VALUATION AND QUALIFYING ACCOUNTS RELATING TO ASSETS FROM THE ACQUISITION OF USLICO.

(2) THE DEDUCTIONS ARE FOR RESERVES RELEASED UPON DISPOSAL OF THE RELATED ASSET OR UPON FORECLOSURE OF THE PROPERTY UNDERLYING THE LOAN AT WHICH TIME THE FORECLOSED PROPERTY IS RECORDED AT FAIR VALUE.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis and the State of Minnesota, on the 17th day of March 1997.

                              RELIASTAR FINANCIAL CORP.


                              By /S/ JOHN G. TURNER
                                 ----------------------------
                                     John G. Turner, Chairman and
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 17th day of March 1997 by the following persons on behalf of the Registrant and in the capacities indicated.


      /S/ JOHN G. TURNER
      ------------------                    Chairman and Chief Executive Officer
          John G. Turner                           (Principal Executive Officer)


     /S/ WAYNE R. HUNEKE
     -------------------                    Senior Vice President, Chief Financial Officer and Treasurer
         Wayne R. Huneke                          (Principal Financial Officer)


     /S/ CHRIS D. SCHREIER
     ---------------------                  Second Vice President and Controller
         Chris D. Schreier                        (Principal Accounting Officer)



CAROLYN H. BALDWIN
F. CALEB BLODGETT
DAVID C. COX
JAYE F. DYER
JOHN H. FLITTIE
LUELLA G. GOLDBERG                 A majority of the
WILLIAM A. HODDER                  Board of Directors*
JAMES J. HOWARD III
RANDY C. JAMES
RICHARD L. KNOWLTON
DAVID A. KOCH
RICHARD M. KOVACEVICH
GLEN D. NELSON
JAMES J. RENIER
JOHN G. TURNER

* Richard R. Crowl, by signing his name hereto, does hereby sign this document on behalf of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.



                                                     /S/ RICHARD R. CROWL
                                              ----------------------------------
                                              Richard R. Crowl, Attorney-in-Fact


                            ReliaStar Financial Corp.
                                  Exhibit Index

DESCRIPTION

(10) Material contracts:

     The ReliaStar Stock Ownership Plan for Nonemployee Directors (as amended and restated effective May 9, 1996)

     ReliaStar Financial Corp. Retirement Plan for Nonemployee Directors (as amended on February 9, 1995)

     ReliaStar Deferred Compensation Plan for Nonemployee Directors (as amended effective as of August 16,1996)

(11) Statement re computation of per share earnings

(13) Registrant's Annual Report for the year ended December 31, 1996, is filed as an exhibit to the extent incorporated by reference herein

(21) Subsidiaries

(23) Consent

(24) Powers of attorney

(27) Financial Data Schedule