Form 10-Q
period 1997-03-31
RELIASTAR FINANCIAL CORP
filed 1997-05-15
CIK 841528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

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

YES [X]       NO [ ]

Number of shares of common stock outstanding as of April 30, 1997 was 40,155,320.



PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            RELIASTAR FINANCIAL CORP.
                      Condensed Consolidated Balance Sheets
                                  (in millions)
                                   (unaudited)

                                                                                MARCH 31, 1997     DECEMBER 31, 1996
                                                                                --------------     -----------------
ASSETS
Fixed Maturity Securities, Available-for-Sale                                     $    9,212.4       $    9,298.2
Equity Securities                                                                         25.1               36.9
Mortgage Loans on Real Estate                                                          1,859.1            1,855.4
Real Estate and Leases                                                                    76.9               77.5
Policy Loans                                                                             555.1              549.0
Other Invested Assets                                                                     68.3               59.9
Short-Term Investments                                                                   123.7              119.4
                                                                                  ------------       ------------
     Total Investments                                                                11,920.6           11,996.3
Cash                                                                                      19.9               32.4
Accounts and Notes Receivable                                                            194.2              171.0
Reinsurance Receivable                                                                   209.8              199.0
Deferred Policy Acquisition Costs                                                      1,064.7            1,006.0
Present Value of Future Profits                                                          234.3              220.2
Property and Equipment, Net                                                              119.7              121.3
Accrued Investment Income                                                                175.3              164.7
Other Assets                                                                             424.9              383.9
Participation Fund Account Assets                                                        315.9              316.2
Assets Held in Separate Accounts                                                       2,254.6            2,096.0
                                                                                  ------------       ------------
       TOTAL ASSETS                                                               $   16,933.9       $   16,707.0
                                                                                  ============       ============

LIABILITIES
Future Policy and Contract Benefits                                               $   11,400.5       $   11,332.2
Pending Policy Claims                                                                    292.7              287.6
Other Policyholder Funds                                                                 209.0              190.6
Notes and Mortgages Payable                                                              449.1              407.5
Income Taxes                                                                             115.0              133.8
Other Liabilities                                                                        397.3              410.0
Participation Fund Account Liabilities                                                   315.9              316.2
Liabilities Related to Separate Accounts                                               2,249.1            2,090.5
                                                                                  ------------       ------------
       TOTAL LIABILITIES                                                              15,428.6           15,168.4
                                                                                  ------------       ------------

Company-Obligated Mandatorily Redeemable Preferred
   Securities Issued by a Consolidated Subsidiary                                        121.0              120.9

SHAREHOLDERS' EQUITY
Common Stock (Shares Issued: 1997, 42.6; 1996, 42.4)                                     578.9              572.3
Note Receivable from ESOP                                                                (21.2)             (21.6)
Unamortized Restricted Stock Awards                                                       (1.7)              (1.8)
Net Unrealized Investment Gains                                                           60.1              140.8
Retained Earnings                                                                        834.5              794.2
Less Treasury Common Stock, at Cost (Shares Held: 1997 and 1996,
 2.4)                                                                                    (66.3)             (66.2)
                                                                                  ------------       ------------
       TOTAL SHAREHOLDERS' EQUITY                                                      1,384.3            1,417.7
                                                                                  ------------       ------------

       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                                       $   16,933.9       $   16,707.0
                                                                                  ============       ============

See accompanying notes to condensed consolidated financial statements.





                            RELIASTAR FINANCIAL CORP.
                   Condensed Consolidated Statements of Income
                      (in millions, except per share data)
                                   (unaudited)

                                                                                    THREE MONTHS ENDED MARCH 31
                                                                                    ---------------------------
                                                                                      1997               1996
                                                                                      ----               ----
REVENUES
Premiums                                                                          $      204.7      $       205.0
Net Investment Income                                                                    234.7              232.3
Realized Investment Gains                                                                  2.2                6.2
Policy and Contract Charges                                                               64.9               59.8
Other Income                                                                              56.7               30.1
                                                                                  ------------      -------------
     Total                                                                               563.2              533.4
                                                                                  ------------      -------------

BENEFITS AND EXPENSES
Benefits to Policyholders                                                                317.5              323.8
Sales and Operating Expenses                                                             121.4              100.2
Amortization of Deferred Policy Acquisition Costs
    and Present Value of Future Profits                                                   28.4               24.5
Interest Expense                                                                           7.4                7.3
Dividends and Experience Refunds to Policyholders                                          7.1                3.3
                                                                                  ------------      -------------
     Total                                                                               481.8              459.1
                                                                                  ------------      -------------

Income Before Income Taxes and Dividends on Preferred
    Securities of Subsidiary                                                              81.4               74.3
Income Tax Expense                                                                        28.4               26.2
Dividends on Preferred Securities of Subsidiary, Net of Tax                                1.7                 .1
                                                                                  ------------      -------------

Net Income                                                                        $       51.3      $        48.0
                                                                                  ============      =============

NET INCOME PER COMMON SHARE
Primary                                                                           $       1.26      $        1.24
                                                                                  ============      =============

Fully Diluted                                                                     $       1.26      $        1.17
                                                                                  ============      =============

Net Income Available to Common Shareholders                                       $       51.3      $        45.9
                                                                                  ============      =============

Weighted Average Shares
  Common and Common Equivalent Shares (Primary)                                           40.7               36.9
  Common Shares Assuming Maximum Dilution (Fully Diluted)                                 40.7               39.5


See accompanying notes to condensed consolidated financial statements.





                            RELIASTAR FINANCIAL CORP.
            Condensed Consolidated Statements of Shareholders' Equity
                      (in millions, except per share data)
                                   (unaudited)
                                                                                    THREE MONTHS ENDED MARCH 31

                                                                                    ---------------------------
                                                                                      1997               1996
                                                                                      ----               ----
10% SENIOR CUMULATIVE PREFERRED STOCK
   Beginning and End of Period                                                    $          -      $        63.2
                                                                                  ------------      -------------

ESOP CONVERTIBLE PREFERRED STOCK
   Beginning of Year                                                                         -               28.9
   Redeemed                                                                                  -                (.1)
                                                                                  ------------      -------------
      End of Period                                                                          -               28.8
                                                                                  ------------      -------------

COMMON STOCK
   Beginning of Year                                                                     572.3              566.5
   Issued for Benefit Plans                                                                5.3                  -
   Other, Net                                                                              1.3                (.5)
                                                                                  ------------      -------------
      End of Period                                                                      578.9              566.0
                                                                                  ------------      -------------

NOTE RECEIVABLE FROM ESOP
   Beginning of Year                                                                     (21.6)             (23.4)
   Repayments, Accrued or Paid                                                              .4                 .4
                                                                                  ------------      -------------
      End of Period                                                                      (21.2)             (23.0)
                                                                                  ------------      -------------

UNAMORTIZED RESTRICTED STOCK AWARDS
   Beginning of Year                                                                      (1.8)              (3.0)
   Awards, Net                                                                             (.2)               (.2)
   Amortization of Restricted Stock Awards                                                  .3                 .3
                                                                                --------------      -------------
      End of Period                                                                       (1.7)              (2.9)
                                                                                --------------      -------------

NET UNREALIZED INVESTMENT GAINS
   Beginning of Year                                                                     140.8              246.8
   Change for the Period                                                                 (80.7)            (118.5)
                                                                                --------------      -------------
      End of Period                                                                       60.1              128.3
                                                                                --------------      -------------

RETAINED EARNINGS
   Beginning  of Year                                                                    794.2              647.2
   Net Income                                                                             51.3               48.0
   Dividends to Shareholders:
      10% Senior Cumulative Preferred Stock (1996, $2.50 Per Share)                          -               (1.6)
      ESOP Convertible Preferred Stock (1996, $.5475 Per Share)                              -                (.7)
      Common Stock (Per Share: 1997, $.28; 1996, $.25)                                   (11.2)              (9.1)
   Other, Net                                                                               .2                (.1)
                                                                                --------------      -------------
      End of Period                                                                      834.5              683.7
                                                                                --------------      -------------

TREASURY COMMON STOCK
   Beginning of Year                                                                     (66.2)            (106.1)
   Acquired                                                                               (1.7)              (1.8)
   Reissued                                                                                1.6                7.8
                                                                                --------------      -------------
      End of Period                                                                      (66.3)            (100.1)
                                                                                --------------      -------------

TOTAL SHAREHOLDERS' EQUITY                                                      $      1,384.3      $     1,344.0
                                                                                ==============      =============

See accompanying notes to condensed consolidated financial statements.



                            RELIASTAR FINANCIAL CORP.
                 Condensed Consolidated Statements of Cash Flows
                                  (in millions)
                                   (unaudited)
                                                                                     THREE MONTHS ENDED MARCH 31
                                                                                     ---------------------------
                                                                                       1997                 1996
                                                                                       ----                 ----
OPERATING ACTIVITIES
Net Income                                                                       $        51.3     $         48.0
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities
     Interest Credited to Insurance Contracts                                            122.9              122.3
     Future Policy Benefits                                                              (58.5)             (72.1)
     Capitalization of Policy Acquisition Costs                                          (50.5)             (44.5)
     Amortization of Deferred Policy Acquisition Costs and Present
        Value of Future Profits                                                           28.4               24.5
     Deferred Income Taxes                                                                 3.9                2.9
     Net Change in Receivables and Payables                                                 .5                3.6
     Other Assets                                                                        (50.7)              17.0
     Realized Investment Gains, Net                                                       (2.2)              (6.2)
     Other                                                                                 1.6                  -
                                                                                 -------------     --------------
          Net Cash Provided by Operating Activities                                       46.7               95.5
                                                                                 -------------     --------------

INVESTING ACTIVITIES
Proceeds from Sales of Fixed Maturity Securities                                          83.8               20.1
Proceeds from Maturities or Repayment of Fixed Maturity Securities                       173.5              201.6
Cost of Fixed Maturity Securities Acquired                                              (353.1)            (348.0)
Sales of Equity Securities, Net                                                           13.6                  -
Proceeds of Mortgage Loans Sold, Matured or Repaid                                       124.5               66.7
Cost of Mortgage Loans Acquired                                                         (132.5)             (89.8)
Sales of Real Estate and Leases, Net                                                       2.7                 .2
Policy Loans Issued, Net                                                                  (6.1)              (8.8)
Sales (Purchases) of Other Invested Assets, Net                                           (3.1)               5.0
Purchases of Short-Term Investments, Net                                                  (4.3)             (85.5)
                                                                                 -------------     --------------
          Net Cash Used by Investing Activities                                         (101.0)            (238.5)
                                                                                 -------------     --------------

FINANCING ACTIVITIES
Deposits to Insurance Contracts                                                          311.2              281.4
Maturities and Withdrawals from Insurance Contracts                                     (304.5)            (277.1)
Net Proceeds from Issuance of Trust-Originated Preferred Securities                          -              120.8
Increase in Notes and Mortgages Payable                                                   41.7               17.1
Repayment of Notes and Mortgages Payable                                                   (.1)             (16.1)
Issuance of Common Stock Under Stock Option and Other Plans                                6.4                5.8
Dividends on 10% Senior Cumulative Preferred Stock                                           -               (1.6)
Dividends on Common Stock                                                                (11.2)              (9.1)
Acquisition of Treasury Common Stock                                                      (1.7)              (1.8)
                                                                                 -------------     --------------
          Net Cash Provided by Financing Activities                                       41.8              119.4
                                                                                 -------------     --------------
Decrease in Cash                                                                         (12.5)             (23.6)
Cash at Beginning of Period                                                               32.4               48.5
                                                                                 -------------     --------------
Cash at End of Period                                                            $        19.9     $         24.9
                                                                                 =============     ==============

See accompanying notes to condensed consolidated financial statements.


                            RELIASTAR FINANCIAL CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

NOTE 1. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with that reflected in the 1996 Annual Report filed with the Securities and Exchange Commission (SEC) except for the accounting change as described in Note 2. The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 1996, has been prepared by management without audit by independent certified public accountants. The condensed consolidated balance sheet as of December 31, 1996 has been derived from, and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1996.

The information furnished includes all adjustments and accruals consisting only of normal, recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of ReliaStar Financial Corp. (the Company or ReliaStar) for the year ended December 31, 1996.

NOTE 2. ACCOUNTING CHANGE

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

Effective for transactions occurring on or after January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which have not been deferred by SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 125 requires a company to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in SFAS No. 125. The adoption of this standard did not have a significant effect on the financial results of the Company.

NOTE 3. IMPACT OF ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN THE FUTURE

EARNINGS PER SHARE

During February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." SFAS No. 128 replaces primary earnings per share (EPS) with "Basic" EPS and replaces fully diluted EPS with "Diluted" EPS. SFAS No. 128 is effective for fourth quarter 1997 reporting with restatement of previously reported EPS required. Early adoption of SFAS No. 128 is not permitted. "Basic" EPS is defined as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. "Diluted" EPS is computed in a manner similar to the current fully diluted earnings per share calculation. The Company does not expect that "Diluted" EPS will be materially different than fully diluted EPS as currently reported.

NOTE 4. ACQUISITION

On February 23, 1997, the Company signed a definitive agreement to acquire and merge Security-Connecticut Corporation (SRC) into ReliaStar. SRC is a holding company with two primary subsidiaries: Security-Connecticut Life Insurance Company of Avon, Connecticut, and Lincoln Security Life Insurance Company of Brewster, New York. As of December 31, 1996, SRC had assets of $2.3 billion and total shareholders' equity of $355 million. The transaction will be effected through a stock-for-stock exchange. The exchange ratio will be determined based upon the average price of the Company's common stock during the twenty-day trading period which is expected to conclude five days prior to the closing of the transaction and is subject to adjustments based upon changes in the market value of the Company's common stock. The definitive agreement also includes a breakup provision that would result in a payment of $8 million to ReliaStar under certain circumstances if the transaction is not completed. The acquisition will be accounted for as a purchase.

Based on the closing price of $59.125 for ReliaStar common stock on March 31, 1997, SRC shareholders would receive .7949 of a share of ReliaStar common stock for each share of SRC common stock. Assuming the March 31 closing price, ReliaStar would issue approximately seven million additional shares of ReliaStar common stock, and the purchase price would be approximately $417 million, including transaction costs. Completion of the merger is expected in the second or third quarter of 1997, and is subject to normal closing conditions, including approval by SRC shareholders and various regulatory approvals.

NOTE 5. SUBSEQUENT EVENT

On May 9, 1997, the Company filed a shelf registration with the Securities and Exchange Commission for the issuance of up to $400.0 million of debt securities and other securities. This filing replaced and superseded the unused portion ($125.0 million) of the Company's December 18, 1995 shelf registration.


ITEM 2.


                            RELIASTAR FINANCIAL CORP.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Pretax results of operations by business segment are summarized below (in millions):

                                                                                  THREE MONTHS
                                                                                 ENDED MARCH 31
                                                                                 --------------
                                                                              1997             1996
                                                                              ----             ----
Pretax Operating Income (Loss) (1)
   Individual Insurance                                                       $53.4            $51.0
   Employee Benefits                                                           11.2              9.8
   Life and Health Reinsurance                                                 13.4             11.9
   Pension                                                                      2.9              4.1
   Corporate and Other                                                         (1.1)            (7.9)
                                                                           --------         --------
       Pretax Operating Income                                                 79.8             68.9
Pretax Net Realized Investment Gains                                            1.6              5.4
                                                                           --------         --------
   Pretax Income Before Dividends
     on Preferred Securities of Subsidiary                                     81.4             74.3
Income Tax Expense                                                             28.4             26.2
Dividends on Preferred Securities of Subsidiary, Net of Tax                     1.7               .1
                                                                           --------         --------
   Net Income                                                                 $51.3            $48.0
                                                                           ========         ========


(1) Operating income excludes realized investment gains and losses and their impact on the amortization of deferred policy acquisition costs (DAC) and present value of future profits (PVFP). Prior period information has been restated to reflect this definition of operating income.

The discussion of business segment results that follows refers to the above pretax segment results and, in each instance, amounts are before income taxes unless otherwise noted.

INDIVIDUAL INSURANCE

The Individual Insurance segment of the Company is composed of the individual insurance division of ReliaStar Life Insurance Company (ReliaStar Life), Northern Life Insurance Company (Northern), ReliaStar United Services Life Insurance Company (United Services) and ReliaStar Bankers Security Life Insurance Company (Bankers Security). These subsidiaries are sometimes collectively referred to as the Insurers.

Pretax operating income for the first three months of 1997 increased $2.4 million, or 5%, compared with the same period in 1996. The increase in earnings is primarily due to a 7% growth in assets under management, partially offset by a decrease in interest spreads. The average interest spread of 255 basis points in the first quarter of 1997, compares to 262 basis points in the first quarter of 1996. This decrease in spreads reflects a 9 basis point reduction in the average crediting rate and a 16 basis point decrease in the portfolio yield. It should be noted that the interest spread calculation is an annualized measure and can be overly influenced in a particular quarter by the level of prepayments, recoveries on problem investments and other quarterly variances in the level of net investment income. For most of the business, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates, and are guaranteed on most new premiums received to the end of the calendar year.

EMPLOYEE BENEFITS

Pretax operating income for the first three months of 1997 increased $1.4 million, or 14%, compared with the same period in 1996. The increase for the first quarter was primarily due to improved mortality experience as compared with the same period in 1996.

LIFE AND HEALTH REINSURANCE

Pretax operating income of the Life and Health Reinsurance segment for the three months ended March 31, 1997 increased $1.5 million, or 13%, when compared with the same period in 1996. Income for the segment was higher than 1996 due primarily to a 17% increase in net earned premiums, increased investment income and a slightly more favorable overall loss ratio. These favorable impacts were partially offset by higher experience rating refunds and higher sales and operating expenses. Earnings in the reinsurance business can fluctuate based upon a number of factors, including pricing, market capacity, the availability and pricing of retrocessional programs, loss experience and the risk profile of the book of business.

PENSION

Pretax operating income of the Pension segment for the three months ended March 31, 1997, decreased $1.2 million, or 29%, when compared with the same period in 1996. Pretax operating income from the small employer 401(k) line of business increased $.7 million to $1.6 million for the three months ended March 31, 1997. Income in this line of business increased primarily due to higher fee revenues attributable to the growth in assets under management. Pretax operating income in the participating pension and GIC line of business decreased $1.9 million to $1.3 million for the three months ended March 31, 1997. Income in this line of business was lower primarily due to the decline in the Company's closed block of pension contract liabilities.

CORPORATE AND OTHER

The pretax operating loss for Corporate and Other for the three months ended March 31, 1997, decreased $6.8 million when compared with the same period in 1996. This favorable variance was primarily due to increased operating results from the Company's mutual fund and mortgage banking operations as well as higher recovery of corporate costs from other business segments. In addition, first quarter 1997 includes pretax earnings of $.3 million and $.6 million, respectively, from Successful Money Management Seminars, Inc. acquired in the third quarter of 1996, and PrimeVest Financial Services, Inc. acquired in the fourth quarter of 1996.

REALIZED INVESTMENT GAINS AND LOSSES

The sources of pretax realized investment gains (losses) were as follows (in millions):

                                                                                  THREE MONTHS
                                                                                 ENDED MARCH 31
                                                                                 --------------
                                                                              1997             1996
                                                                              ----             ----
Net Gains (Losses) on Sales of Investments
    Fixed Maturity Securities                                                 $(2.6)           $ 3.8
    Equity Securities                                                           2.2                -
    Foreclosed Real Estate                                                       .2              (.1)
    Real Estate                                                                  .1               .7
    Other                                                                       5.4              4.1
Provision for Losses on Investments
   Fixed Maturity Securities                                                    (.7)               -
   Mortgage Loans                                                              (1.4)            (1.1)
   Foreclosed Real Estate                                                      (1.0)            (1.2)
                                                                           --------         --------
       Pretax Realized Investment Gains                                         2.2              6.2
DAC/PVFP Amortization (1)                                                       (.6)             (.8)
                                                                           --------         --------
       Pretax Net Realized Investment Gains                                    $1.6             $5.4
                                                                           ========         ========

(1) Due to realized investment gains and losses.





Gross realized investment gains and losses from the sale of available-for-sale fixed maturity securities were as follows (in millions):

                                                    THREE MONTHS
                                                   ENDED MARCH 31
                                                   --------------
                                                1997             1996
                                                ----             ----
Gross Realized Gains                          $    .6             $ 3.9

Gross Realized Losses                         $  (3.2)            $ (.1)


The Company establishes allowances and writes down the value of specific assets based upon its continuing review of individual problem investments. The
Company's recording of allowances and write-downs based upon a review of individual problem assets results in fluctuations in the level of the provision for losses on investments reported in each period. The provision for losses on investments is affected to a significant degree by general economic conditions and the status of the real estate market. While the Company believes it has set aside appropriate reserves and allowances for problem investments, subsequent economic and market conditions may require the establishment of additional reserves.

ACQUISITIONS

On February 23, 1997, the Company signed a definitive agreement to acquire and merge Security-Connecticut Corporation (SRC) into ReliaStar. SRC is a holding company with two primary subsidiaries: Security-Connecticut Life Insurance Company of Avon, Connecticut, and Lincoln Security Life Insurance Company of Brewster, New York. As of December 31, 1996, SRC had assets of $2.3 billion and total shareholders' equity of $355 million. The transaction will be effected through a stock-for-stock exchange. The exchange ratio will be determined based upon the average price of the Company's common stock during the twenty-day trading period which is expected to conclude five days prior to the closing of the transaction and is subject to adjustments based upon changes in the market value of the Company's common stock. The definitive agreement also includes a breakup provision that would result in a payment of $8 million to ReliaStar under certain circumstances if the transaction is not completed. The acquisition will be accounted for as a purchase.

Based on the closing price of $59.125 for ReliaStar common stock on March 31, 1997, SRC shareholders would receive .7949 of a share of ReliaStar common stock for each share of SRC common stock. Assuming the March 31 closing price, ReliaStar would issue approximately seven million additional shares of ReliaStar common stock, and the purchase price would be approximately $417 million, including transaction costs. Completion of the merger is expected in the second or third quarter of 1997, and is subject to normal closing conditions, including approval by SRC shareholders and various regulatory approvals.

On April 21, 1997, the Company signed a definitive agreement to acquire Citizens Community Bancshares, Co. (CCB). CCB is a bank holding company with one primary subsidiary, Citizens Savings Bank, F.S.B. of St. Cloud, Minnesota. As of December 31, 1996, CCB had total assets of approximately $40 million and total shareholders' equity of approximately $3 million. The transaction will be accounted for as a pooling-of-interests. Completion of the merger is subject to normal closing conditions, including various regulatory approvals.

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

The payment of future dividends by ReliaStar will be largely dependent upon the ability of ReliaStar Life to pay dividends to it. Under Minnesota insurance law regulating the payment of dividends by ReliaStar Life, any such payment must be in an amount deemed prudent by ReliaStar Life's board of directors and, unless otherwise approved by the Commissioner of the Minnesota Department of Commerce (the Commissioner), must be paid solely from the adjusted earned surplus of ReliaStar Life. Adjusted earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds) less 25% of the amount of such earned surplus which is attributable to net unrealized capital gains. Further, without approval of the Commissioner, ReliaStar Life may not pay in any calendar year any dividend which, when combined with other dividends paid within the preceding 12 months, exceeds the greater of (i) 10% of ReliaStar Life's statutory surplus at the prior year-end or (ii) 100% of ReliaStar Life's statutory net gain from operations (not including realized capital gains) for the prior calendar year. For 1997, the amount of dividends which can be paid by ReliaStar Life without Commissioner approval is $144.0 million.

On May 9, 1997, the Company filed a shelf registration with the Securities and Exchange Commission for the issuance of up to $400.0 million of debt securities and other securities. This filing replaced and superseded the unused portion ($125.0 million) of the Company's December 18, 1995, shelf registration filing. On March 29, 1996, the Company sold $125.0 million of 8.20% Trust-Originated Preferred Securities (TOPrSsm) due March 15, 2016. The Company used the proceeds from this offering to redeem, at par, all of the outstanding shares of its 10% Senior Cumulative Preferred Stock on July 1, 1996, repay short-term bank debt and for general corporate purposes.

The Company has announced its intent to repurchase up to $100.0 million of its common stock under a common stock buyback program to be conducted in conjunction with and contingent upon the acquisition of SRC, such repurchase to be financed with the proceeds of debt, preferred stock, or similar public or private financing.

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

The Insurers' investment portfolios represent a significant source of liquid assets. As of March 31, 1997, the Insurers' investment portfolio included $6.6 billion (39% of total assets) of short-term investments and investment grade marketable bonds. The March 31, 1997 investment portfolio also included $2.2 billion of investment grade privately placed bonds which, while not publicly traded, are a source of liquidity.

The policies and annuities issued by the Individual Insurance segment contain provisions which allow contractholders to withdraw or surrender their contracts under defined circumstances. These policies and annuities generally contain provisions which apply penalties or otherwise restrict the ability of contractholders to make such withdrawals or surrenders. The Insurers closely monitor the surrender and policy loan activity of their insurance products and manage the composition of their investment portfolios, including liquidity, in light of such activity. While the Insurers have recently experienced a modest increase in withdrawal and surrender activity attributable to their individual insurance products, the surrender activity is within a reasonable range of the Company's expectations and is well below a level which would have a material effect on liquidity.

Changes in interest rates may affect the incidence of policy surrenders and other withdrawals. In addition to the potential impact on liquidity, unanticipated withdrawals in a changed interest rate environment could adversely affect earnings if the Company were required to sell investments at reduced values in order to meet liquidity demands. The Company manages the asset and liability portfolios in order to minimize the adverse earnings impact of changing market interest rates. The Company seeks assets which have duration characteristics similar to the liabilities which they support. The Company also uses derivative instruments, such as interest rate swaps and futures contracts, to adjust the duration of the asset and liability portfolios (see Investments-Derivative Financial Instruments). The Company closely monitors its derivative usage and has procedures in place to manage counter-party risks and related exposures.

Statutory surplus is computed according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by each Insurer's state of domicile. Statutory accounting rules are different from generally accepted accounting principles (GAAP) and are intended to reflect a more conservative perspective by, for example, requiring immediate recognition of selling expenses.

The Company's long-term growth goals contemplate continued growth in its insurance businesses. To achieve these growth goals, the Insurers will need to increase their statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings or equity infusions by the Company with funds generated through debt or equity offerings.

The state of domicile of each of the Insurers imposes minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital, as defined, to its authorized control level risk-based capital, as defined. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The risk-based capital ratio of each of the Insurers significantly exceeds the ratios at which regulatory corrective action would be required.

CONSOLIDATED CASH FLOWS

The Company's cash balance at March 31, 1997 was $19.9 million. During the first quarter of 1997, net cash provided by operating and financing activities was $46.7 million and $41.8 million, respectively, which was offset by net cash used by investing activities of $101.0 million.

The $46.7 million of net cash provided by operating activities was primarily the result of positive cash flow from premiums and investment income in excess of cash outflows for insurance benefits and sales and operating expenses. Net cash provided by financing activities of $41.8 million was primarily the result of proceeds from short-term borrowings and issuance of commercial paper.

INVESTMENTS

The current investment strategy for the Company is designed to maintain the overall quality of the portfolios, to maintain an appropriate liquidity position, to assure appropriate asset/liability structures, to achieve asset type diversification and to avoid issuer concentration.

The Company intends to direct most of its new investment cash flow for the remainder of 1997 to the acquisition of investment grade marketable and privately placed bonds. The marketable bonds category includes both corporate issues and structured finance securities such as collateralized mortgage obligations (CMOs) and other mortgage-backed securities. The Company will make new investments in commercial mortgages and below investment grade bonds subject to overall limitations.

The assets held by each of the Insurers are legally segregated and support only their respective contractual obligations. The investment portfolios of each Insurer are structured to reflect the characteristics of the liabilities which they support. The Company internally allocates assets within the Insurers to facilitate segment asset/liability matching. These segment allocations are solely for portfolio management purposes, and generally all of the assets allocated to a segment are available to satisfy the respective liabilities of all segments within each Insurer. Assets within these portfolios are selected to provide compatible duration, cash flow and return characteristics. All of the investments in the Insurers' portfolios are subject to diversification, quality and reserving requirements of state laws regulating the Insurers.

The following table provides information regarding the composition of the Company's invested assets as of the indicated dates (in millions):



                                                          MARCH 31, 1997           DECEMBER 31, 1996
                                                          --------------           -----------------
                                                       AMOUNT       PERCENT        AMOUNT      PERCENT
                                                       ------       -------        ------      -------
Investment Grade Bonds:
    Marketables                                      $  6,512.9       54.6%     $  6,604.9       55.0%
    Private Placements                                  2,157.5       18.1         2,156.2       18.0
                                                      ---------      -----       ---------      -----
        Subtotal                                        8,670.4       72.7         8,761.1       73.0

Below Investment Grade Bonds:
    Marketables                                           290.5        2.4           279.7        2.4
    Private Placements                                    246.9        2.1           255.4        2.1
                                                      ---------      -----       ---------      -----
           Subtotal                                       537.4        4.5           535.1        4.5

Equity Securities                                          25.1         .2            36.9         .3
Commercial Mortgages                                    1,358.7       11.4         1,359.6       11.3
Mortgages, Residential and Other                          500.4        4.2           495.8        4.1
Real Estate                                                76.9         .6            77.5         .7
Short-Term Investments                                    123.7        1.1           119.4        1.0
Other                                                     628.0        5.3           610.9        5.1
                                                      ---------      -----       ---------      -----
    Total Invested Assets                             $11,920.6      100.0%      $11,996.3      100.0%
                                                      =========      =====       =========      =====


FIXED MATURITY SECURITIES

The amounts invested in fixed maturity securities as of March 31, 1997 and December 31, 1996 were $9.2 billion and $9.3 billion, respectively. The average marketable and private placement bond investments in a single corporate issuer (excluding structured finance securities such as CMOs, mortgage-backed pass throughs and asset-backed securities) as of March 31, 1997 were $9.5 million and $7.9 million, respectively.

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

As of March 31, 1997, the weighted average book yields of the Company's investment grade portfolio and below investment grade portfolio were 7.8% and 8.8%, respectively. The weighted average book yield is not necessarily reflective of the net investment income ultimately realized by the Company. Investments with greater credit risk have a greater risk of default than investment grade securities, and accordingly, some of the incremental book yield of the below investment grade portfolio may not be realized.


The  following  tables  identify  the  amortized  cost and the fair value of the
Company's   fixed  maturity   securities   with  respect  to  each  NAIC  credit
classification as of the indicated dates (in millions):


                                                      MARCH 31, 1997
---------------------------------------------------------------------------------------------------------
                                MARKETABLES                                PRIVATE PLACEMENTS
                -----------------------------------------------------------------------------------------
NAIC            AMORTIZED     GROSS UNREALIZED       FAIR      AMORTIZED     GROSS UNREALIZED       FAIR
RATING            COST        GAINS     (LOSSES)     VALUE       COST        GAINS    (LOSSES)      VALUE
------            ----        -----     --------     -----       ----        -----    --------      -----
1               $4,669.6      $123.5      $(41.3)   $4,751.8   $  774.5       $18.0    $  (7.9)   $  784.6
2                1,736.0        44.5       (19.4)    1,761.1    1,363.7        24.2      (15.0)    1,372.9
3                  268.4         5.2        (3.4)      270.2      160.7         1.7       (2.9)      159.5
4                   18.3         0.4        (0.3)       18.4       55.0         1.3       (0.8)       55.5
5                    1.8         0.1           -         1.9       31.2         0.1       (1.9)       29.4
6                      -           -           -          -         2.5          -           -         2.5
Redeemable
  Preferred
  Stock              3.1           -           -         3.1        1.6          -        (0.1)        1.5
                --------    --------    --------    --------   --------    --------   --------    --------
    Total       $6,697.2      $173.7      $(64.4)   $6,806.5   $2,389.2       $45.3     $(28.6)   $2,405.9
                ========    ========    ========    ========   ========    ========   ========    ========




                                                     DECEMBER 31, 1996
---------------------------------------------------------------------------------------------------------
                                MARKETABLES                                PRIVATE PLACEMENTS
                -----------------------------------------------------------------------------------------
NAIC            AMORTIZED     GROSS UNREALIZED       FAIR      AMORTIZED     GROSS UNREALIZED       FAIR
RATING            COST        GAINS     (LOSSES)     VALUE       COST        GAINS    (LOSSES)      VALUE
------            ----        -----     --------     -----       ----        -----    --------      -----
1               $4,738.4      $189.6      $(20.6)   $4,907.4   $  779.7       $29.4    $  (3.6)   $  805.5
2                1,633.7        70.2        (6.4)    1,697.5    1,311.3        43.0       (3.6)    1,350.7
3                  252.3         8.3        (1.6)      259.0      158.2         3.0       (1.4)      159.8
4                   18.9         0.3        (0.3)       18.9       58.7         1.5       (0.7)       59.5
5                    1.8         0.1        (0.1)        1.8       35.9         0.2       (2.5)       33.6
6                      -           -           -          -         2.5           -          -         2.5
Redeemable
  Preferred
  Stock              0.5           -           -         0.5        1.6           -       (0.1)        1.5
                --------    --------    --------    --------   --------    --------   --------    --------
    Total       $6,645.6      $268.5      $(29.0)   $6,885.1   $2,347.9       $77.1     $(11.9)   $2,413.1
                ========    ========    ========    ========   ========    ========   ========    ========


The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in millions).


                                                       MARCH 31, 1997                  DECEMBER 31, 1996
                                                       --------------                  -----------------
                                                      AMORTIZED    FAIR               AMORTIZED    FAIR
                                                        COST       VALUE                COST       VALUE
                                                        ----       -----                ----       -----
Due in One Year or Less                              $   223.6  $   226.3             $   155.8  $   157.4
Due After One Year Through Five Years                  3,085.7    3,124.6               2,967.6    3,057.0
Due After Five Years Through Ten Years                 2,625.7    2,662.3               2,622.4    2,723.6
Due After Ten Years                                    1,000.5    1,021.4               1,055.3    1,108.7
Mortgage-Backed/Structured Finance
  Securities                                           2,150.9    2,177.8               2,192.4    2,251.5
                                                      --------  ---------              --------   --------
     Total                                            $9,086.4   $9,212.4              $8,993.5   $9,298.2
                                                      ========   ========              ========   ========


The fair values for the marketable bonds are based upon the quoted market prices for bonds actively traded. The fair values for marketable bonds without an active market, are obtained through several commercial pricing services which provide the estimated fair values. Fair market values for privately placed bonds which are not considered problems are determined utilizing a commercially available pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. Utilizing these data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond. Fair values for privately placed bonds which are considered problems are determined through consideration of factors such as the net worth of borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees and the Company's evaluation of the borrower's ability to compete in its relevant market (see Problem Investments).

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

The Company's marketable and private placement bond portfolios were diversified by industry (based upon amortized cost) as of the indicated dates as set forth in the following table:


                                                     MARKETABLES                  PRIVATE PLACEMENTS
                                                     -----------                  ------------------
                                              MARCH 31,     DECEMBER 31,       MARCH 31,      DECEMBER 31,
                                                1997            1996             1997             1996
                                                ----            ----             ----             ----
Basic Materials                                  7.1%            6.7%             9.4%             9.5%
Consumer Non-Cyclical                            6.0             6.0             18.1             18.4
Consumer Products/Services                       7.3             7.3             18.6             18.4
Energy                                           6.2             6.2              6.3              6.9
Financial Services                              19.6            19.3             18.3             18.6
Government                                       3.3             3.5              0.8               .8
Industrial                                       3.5             3.6             10.4             10.3
Mortgage-Backed/Structured
   Finance Securities                           31.9            32.2              2.2              1.2
Real Estate                                      0.3              .3              1.8              1.3
Retailing                                        2.3             2.3              5.6              5.9
Technology                                       2.3             2.5              3.1              3.2
Utilities                                       10.2            10.1              5.4              5.5
                                               -----           -----            -----            -----
    Total                                      100.0%          100.0%           100.0%           100.0%
                                               =====           =====            =====            =====


BELOW INVESTMENT GRADE INVESTMENTS

Issuers of below investment grade debt frequently have relatively high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are issuers of investment grade securities.

The largest investment in below investment grade bonds of any one borrower was approximately two-tenths of one percent of invested assets at March 31, 1997. The largest investment in below investment grade bonds of any one industry grouping was approximately 1.7% of invested assets at March 31, 1997. Concentrations of the portfolio in below investment grade bonds are regularly analyzed and adjusted as appropriate.

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


                                                                            MARCH 31, 1997
                                                                            --------------
                                                                   AMORTIZED
                                                                     COST                FAIR VALUE
                                                                     ----                ----------
Adjustable Rate Pass Through MBS Securities:
Below 6%                                                         $     1.5              $     1.5
6% - 7%                                                              139.8                  141.0
7% - 8%                                                              339.1                  339.5
Above 8%                                                              35.1                   35.4

Fixed Rate Pass Through MBS Securities:
Below 9%                                                              10.2                   10.7
Above 9%                                                               8.5                    9.1

Planned Amortization Class MBS Securities:
Below 7%                                                             298.9                  301.8
7% - 8%                                                              341.1                  350.0
8% - 9%                                                              111.2                  114.9
Above 9%                                                              14.8                   15.2

Other MBS Securities:
Below 7%                                                             199.3                  200.2
7% - 8%                                                               91.8                   96.1
8% - 9%                                                               19.5                   20.7
Above 9%                                                              12.2                   12.7
                                                                  --------               --------
     Total MBS Securities                                         $1,623.0               $1,648.8
                                                                  ========               ========


The Company invests in asset-backed securities in addition to the MBS securities described above. As of March 31, 1997, the Insurers held asset-backed securities with an amortized cost of $527.9 million and a fair value of $529.0 million.

MORTGAGE LOANS

The Company's commercial mortgage loans generally range in size from $1 million to $10 million, with the average commercial mortgage loan investment as of March 31, 1997 being approximately $2.2 million.

The commercial mortgage loan portfolio diversification by property type and geographic region of the country was as follows:


                                              MARCH 31,       DECEMBER 31,
                                                1997              1996
                                                ----              ----
PROPERTY TYPE
Office                                           22.9%             24.6%
Industrial                                       23.3              23.5
Special Purpose                                  17.8              17.3
Retail                                           16.7              16.1
Apartment                                        17.9              15.7
Hotel/Motel                                       1.4               2.8
                                                -----             -----
     Total                                      100.0%            100.0%
                                                =====             =====

                                              MARCH 31,       DECEMBER 31,
                                                1997              1996
                                                ----              ----
GEOGRAPHIC REGION
Midwest                                          30.3%             31.6%
Pacific                                          28.8              30.1
Southeast                                        19.3              18.2
Northeast                                         8.9               8.7
Mountain                                          6.6               6.5
Southwest                                         6.1               4.9
                                                -----             -----
     Total                                      100.0%            100.0%
                                                =====             =====


The weighted average yield of the commercial mortgage loan portfolio as of March 31, 1997 was 8.7%. The weighted average maturity of these loans was 6.7 years.

The Company invests in individual and pools of individual residential mortgage loans in addition to the structured finance securities backed by residential mortgages (see Fixed Maturity Securities). As of March 31, 1997 and December 31, 1996, the Insurers held $498.5 and $493.9 million, respectively, of non-securitized residential mortgage loans.

UNREALIZED INVESTMENT GAINS AND LOSSES

All of the Company's debt and equity securities are classified as available-for-sale and carried at fair value on the Condensed Consolidated Balance Sheets with unrealized investment gains and losses excluded from income and reported as a separate component of shareholders' equity.

The components of net unrealized investment gains reported in shareholders' equity are shown below (in millions):

                                              MARCH 31,       DECEMBER 31,
                                                1997              1996
                                                ----              ----
Unrealized Investment Gains                    $131.4            $310.5
DAC/PVFP Adjustment                             (38.9)            (93.8)
Deferred Income Taxes                           (32.4)            (75.9)
                                              -------            ------
     Net Unrealized Investment Gains          $  60.1            $140.8
                                              =======            ======

Changes in net unrealized investment gains or losses are primarily the result of fluctuations in market interest rates which impact the market value of fixed interest rate securities. The change in market value of the Company's fixed maturity securities is not expected to have a significant effect on results of operations or liquidity because: 1) the Company has the present intent and practice to hold most of its available-for-sale fixed maturity securities to maturity and 2) the Company's asset/liability management activity is designed to monitor and adjust for the effects of changes in market interest rates.

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

The following table sets forth the asset duration, portfolio duration and target duration for the investment portfolio of each business segment (in years):


                                                                 MARCH 31, 1997
                                               ----------------------------------------------
                                                 ASSET             PORTFOLIO          TARGET
                                               DURATION            DURATION          DURATION
                                               --------            --------          --------
Individual Insurance                              3.9               4.1           3.5 - 5.0
Employee Benefits                                 3.4               3.7           3.5 - 8.0
Life and Health Reinsurance                       4.0               4.1           3.5 - 8.0
Pension                                           2.3               3.0           2.5 - 3.5


At March 31, 1997, the Company had 65 interest rate swap contracts in effect with a notional amount of $1.03 billion. At December 31, 1996, the Company had 69 interest rate swap contracts in effect with a notional amount of $1.11 billion. During the first quarter of 1997, one new interest rate swap contract was entered into with a notional amount of $10.0 million and 5 interest rate swap contracts matured with a notional amount of $87.0 million. There were no terminations of interest rate swap contracts prior to maturity during the first quarter of 1997. The Company had no deferred gains or losses at March 31, 1997 related to interest rate swap contracts terminated early. The estimated fair value of the interest rate swap contracts in effect at March 31, 1997 was an unrealized loss of $3.5 million.

All of the interest rate swap contracts are standard contracts whereby the Company pays a floating rate of interest (generally based upon the LIBOR rate as determined from time to time) and receives a fixed rate (generally a specified contract rate). The following table details the characteristics of the Company's interest rate swap contracts at March 31, 1997 (dollars in millions).


                                                                 NOTIONAL             RANGE OF FIXED
                                                                  AMOUNT              RATES RECEIVED
                                                                  ------              --------------
Maturing in One Year or Less                                       $105.0                  7.0 - 8.7%
Maturing After One Year Through Three Years                         373.0                  5.2 - 8.7%
Maturing After Three Years Through Five Years                       474.5                  5.3 - 8.2%
Maturing After Five Years Through Seven Years                        80.0                  6.3 - 7.0%
                                                                 --------
     Total Notional Amount                                       $1,032.5
                                                                 ========


The Company closely monitors the effect of the swap position on reported income. The Company's investment portfolio includes a substantial amount of floating rate investments. Changes in market interest rates have an opposite (and approximately offsetting) effect on the reported income from the swap portfolio. Accordingly, the reported investment income (or losses) attributable to the Company's swap position will be approximately offset by the changed investment income of the Company's floating or adjustable rate investments in a changing rate environment. At March 31, 1997 the Company held $1.26 billion of adjustable rate invested assets, short-term investments and cash.

The Company also enters into futures contracts, which are contracts for delayed delivery of securities or money market instruments in which the seller agrees to make delivery at a specified future date of a U.S. Treasury Bond at a specified price or yield. These contracts are entered into to manage interest rate risk of the Company's GIC operations. The contracts that the Company has entered into are exchange traded and marked to market daily. The contract value of these futures contracts at March 31, 1997 was $74.1 million.

PROBLEM INVESTMENTS

The Company classifies invested assets of the Insurers as problem investments where: (i) an asset is delinquent in a required payment of principal or interest; (ii) an asset is the subject of a foreclosure action or the borrower is in bankruptcy; (iii) a loan has been restructured; or (iv) a loan has been foreclosed and the collateral is owned (Problem Investments). The Company reports a mortgage loan as delinquent when a required payment of principal or interest is 60 days past due. Fixed maturity securities are reported as delinquent following the contractual grace period allowed for any required payment of principal or interest. The Company generally considers a loan as restructured when one or more of the following terms is changed for the benefit of the borrower: (i) interest rate for a specified period of time or for the life of the loan; (ii) maturity date; (iii) the principal face amount or timing of principal repayments on a contingent or absolute basis; or (iv) amount or timing of payment of accrued interest.

The amortized cost of Problem Investments, net of related write-offs and allowances and non-recourse debt, was as follows (in millions):


                                               MARCH 31,       DECEMBER 31,
                                                 1997              1996
                                                 ----              ----
Fixed Maturity Securities(1)                    $16.2             $15.5
Commercial Mortgage Loans                        23.4              22.4
Residential and Other Mortgage Loans              7.2               4.2
Investment Real Estate(2)                        12.0              12.3
Foreclosed Real Estate                           37.0              37.4
                                                -----             -----
    Total                                       $95.8             $91.8
                                                =====             =====

(1) All problem fixed maturity securities were private placements.
(2) The amounts shown represent real estate acquired as an investment which the Company has determined to be Problem Investments.

The amortized cost of Problem Investments in the preceding table reflects reductions for write-offs and allowances taken by the Company. The cumulative amounts of such write-offs and allowances on problem invested assets of the Insurers on the Condensed Consolidated Balance Sheets were as follows (in millions):

                                               MARCH 31,       DECEMBER 31,
                                                 1997              1996
                                                 ----              ----
Fixed Maturity Securities                        $8.7              $8.3
Commercial Mortgage Loans                        11.7              10.5
Residential and Other Mortgage Loans              0.7                .7
Investment Real Estate                            2.1                 -
Foreclosed Real Estate                           26.1              24.7

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

For problem and potential problem securities, the Company determines whether a decline in fair value below the amortized cost is other than temporary. If the decline in fair value is determined to be other than temporary, the Company writes down the cost basis to fair value and the amount of the write-down is recorded as a realized loss. Subsequent changes in the fair value of problem available-for-sale securities which are determined to be temporary are reflected directly in equity as unrealized investment gains or losses.

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

The following tables set forth the distribution of problem commercial mortgage loans by property type and geographic region:


                                               MARCH 31,       DECEMBER 31,
PROPERTY TYPE                                    1997              1996
-------------                                    ----              ----
Office                                           71.5%             67.9%
Retail                                           14.2              15.4
Industrial                                       11.1              13.2
Hotel/Motel                                       3.2               3.5
                                                -----             -----
     Total                                      100.0%            100.0%
                                                =====             =====


                                               MARCH 31,       DECEMBER 31,
GEOGRAPHIC REGION                                1997              1996
-----------------                                ----              ----
Midwest                                          52.9%             51.5%
Southeast                                        20.4              21.0
Pacific                                          17.0              17.2
Southwest                                         6.0               6.3
Northeast                                         2.5               2.7
Mountain                                          1.2               1.3
                                                -----            ------
     Total                                      100.0%            100.0%
                                                =====             =====

The Company also monitors its portfolios in an attempt to identify loans which are not currently classified as Problem Investments, but where the Company has knowledge which causes it to have serious doubts as to the ability of borrowers to comply with the present loan repayment terms. These loans (Potential Problem Investments) are subject to increased scrutiny and review by the Company. The amounts of private placements and mortgage loan Potential Problem Investments were $14.8 million and $20.8 million, respectively, at March 31, 1997.

KNOWN TRENDS AND UNCERTAINTIES WHICH MAY AFFECT FUTURE REPORTED RESULTS

ACQUISITION

On February 23, 1997, the Company signed a definitive agreement to acquire and merge Security-Connecticut Corporation (SRC) into ReliaStar. SRC is a holding company with two primary subsidiaries: Security-Connecticut Life Insurance Company of Avon, Connecticut, and Lincoln Security Life Insurance Company of Brewster, New York. As of December 31, 1996, SRC had assets of $2.3 billion and total shareholders' equity of $355 million. The transaction will be effected through a stock-for-stock exchange. The exchange ratio will be determined based upon the average price of the Company's common stock during the twenty-day trading period which is expected to conclude five days prior to the closing of the transaction and is subject to adjustments based upon changes in the market value of the Company's common stock. The definitive agreement also includes a breakup provision that would result in a payment of $8 million to ReliaStar under certain circumstances if the transaction is not completed. The acquisition will be accounted for as a purchase.

Based on the closing price of $59.125 for ReliaStar common stock on March 31, 1997, SRC shareholders would receive .7949 of a share of ReliaStar common stock for each share of SRC common stock. Assuming the March 31 closing price, ReliaStar would issue approximately seven million additional shares of ReliaStar common stock, and the purchase price would be approximately $417 million, including transaction costs. Completion of the merger is expected in the second or third quarter of 1997, and is subject to normal closing conditions, including approval by SRC shareholders and various regulatory approvals.

HEALTH CARE MARKETPLACE ENVIRONMENT

The market place for the provision of health care employee benefits is changing in response to legislative and regulatory initiatives and a market trend toward capitated and managed care plans. The Company has determined that it will not seek to directly provide capitated plans, but rather will market plans maintained by third party managed care organizations through a series of strategic alliances in selected markets. The Company intends to jointly market its group life coverage with its strategic partners in these markets. The Company expects that its book of insured health and health related business will decline over the next several years and the Company does not expect significant new sales of insured health and health related products. The Company cannot predict the impact that these market developments will have on future reported earnings. The earnings of the health insurance and managed care businesses of the Company represented approximately 8% of the Company's after tax earnings in 1996.

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

FINANCIAL SERVICES DEREGULATION
The United States Congress is currently considering a number of legislative proposals intended to reduce or eliminate restrictions on affiliations among financial services organizations. Proposals are extant which would allow banks to own or affiliate with insurers and securities firms. An increased presence of banks in the life insurance and annuity businesses may increase competition in these markets. Because the Company currently provides insurance products for sale by banks, the adoption of these proposals could have a positive impact on the Company's sales through this venue. The Company cannot predict the impact of these proposals on the earnings of the Company.


PART II-OTHER INFORMATION

                            RELIASTAR FINANCIAL CORP.



Item 6. Exhibits and Reports on Form 8-K:

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





                               Dated May 14, 1997
                                     ------------

                               RELIASTAR FINANCIAL CORP.


                               /S/ WAYNE R. HUNEKE
                               -------------------
                               by Wayne R. Huneke
                               Senior Vice President, Chief Financial
                               Officer and Treasurer