Form 10-Q
period 1997-06-30
RELIASTAR FINANCIAL CORP
filed 1997-08-14
CIK 841528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________________ to _________________

Commission File Number  1-10640

                            RELIASTAR FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               41-1620373
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ______

Number of shares of common stock outstanding as of July 31, 1997 was 45,811,355.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            RELIASTAR FINANCIAL CORP.
                      Condensed Consolidated Balance Sheets
                                  (in millions)
                                   (unaudited)

                                                                      June 30, 1997         December 31, 1996
                                                                      -------------         -----------------
ASSETS
Fixed Maturity Securities, Available-for-Sale                          $    9,340.1              $    9,298.2
Equity Securities                                                              24.9                      36.9
Mortgage Loans on Real Estate                                               1,992.5                   1,855.4
Real Estate and Leases                                                         74.2                      77.5
Policy Loans                                                                  566.9                     549.0
Other Invested Assets                                                          75.2                      59.9
Short-Term Investments                                                        172.8                     119.4
                                                                       ------------              ------------
     Total Investments                                                     12,246.6                  11,996.3
Cash                                                                           27.9                      32.4
Accounts and Notes Receivable                                                 202.0                     171.0
Reinsurance Receivable                                                        224.7                     199.0
Deferred Policy Acquisition Costs                                           1,065.4                   1,006.0
Present Value of Future Profits                                               220.0                     220.2
Property and Equipment, Net                                                   112.8                     121.3
Accrued Investment Income                                                     164.5                     164.7
Other Assets                                                                  453.3                     383.9
Participation Fund Account Assets                                             316.5                     316.2
Assets Held in Separate Accounts                                            2,639.7                   2,096.0
                                                                       ------------              ------------
       TOTAL ASSETS                                                    $   17,673.4              $   16,707.0
                                                                       ============              ============

LIABILITIES
Future Policy and Contract Benefits                                    $   11,479.4              $   11,332.2
Pending Policy Claims                                                         287.7                     287.6
Other Policyholder Funds                                                      214.0                     190.6
Notes and Mortgages Payable                                                   460.0                     407.5
Income Taxes                                                                  136.4                     133.8
Other Liabilities                                                             402.8                     410.0
Participation Fund Account Liabilities                                        316.5                     316.2
Liabilities Related to Separate Accounts                                    2,634.2                   2,090.5
                                                                       ------------              ------------
       TOTAL LIABILITIES                                                   15,931.0                  15,168.4
                                                                       ------------              ------------

Company-Obligated Mandatorily Redeemable Preferred
   Securities Issued by Consolidated Subsidiaries                             241.7                     120.9

SHAREHOLDERS' EQUITY
Common Stock (Shares Issued: 1997, 42.7; 1996, 42.4)                             .4                        .4
Additional Paid-in Capital                                                    586.5                     571.9
Note Receivable from ESOP                                                     (21.0)                    (21.6)
Unamortized Restricted Stock Awards                                            (1.5)                     (1.8)
Net Unrealized Investment Gains                                               131.6                     140.8
Retained Earnings                                                             874.1                     794.2
Less Treasury Common Stock, at Cost (Shares Held: 1997
 and 1996, 2.4)                                                               (69.4)                    (66.2)
                                                                       ------------              ------------
       TOTAL SHAREHOLDERS' EQUITY                                           1,500.7                   1,417.7
                                                                       ------------              ------------
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                            $   17,673.4              $   16,707.0
                                                                       ============              ============


See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                   Condensed Consolidated Statements of Income
                      (in millions, except per share data)
                                   (unaudited)

                                                                Three Months Ended June 30              Six Months Ended June 30
                                                                --------------------------              ------------------------
                                                                  1997               1996               1997                1996
                                                              -----------         -----------        -----------         -----------
REVENUES
Premiums                                                      $     215.1         $     208.6        $     419.8         $     413.6
Net Investment Income                                               240.0               237.2              474.7               469.5
Realized Investment Gains                                              .3                 2.5                2.5                 8.7
Policy and Contract Charges                                          64.7                60.8              129.6               120.6
Other Income                                                         60.7                37.6              117.4                67.7
                                                              -----------         -----------        -----------         -----------
     Total                                                          580.8               546.7            1,144.0             1,080.1
                                                              -----------         -----------        -----------         -----------

BENEFITS AND EXPENSES
Benefits to Policyholders                                           320.9               328.5              638.4               652.3
Sales and Operating Expenses                                        129.3               100.7              250.7               200.9
Amortization of Deferred Policy Acquisition Costs
    and Present Value of Future Profits                              31.6                29.7               60.0                54.2
Interest Expense                                                      7.6                 6.9               15.0                14.2
Dividends and Experience Refunds to Policyholders                     7.4                 4.8               14.5                 8.1
                                                              -----------         -----------        -----------         -----------
     Total                                                          496.8               470.6              978.6               929.7
                                                              -----------         -----------        -----------         -----------
Income Before Income Taxes and Net Dividends on
     Preferred Securities of Subsidiaries                            84.0                76.1              165.4               150.4
Income Tax Expense                                                   30.0                26.7               58.4                52.9
Dividends on Preferred Securities of Subsidiaries, Net of Tax         2.1                 1.6                3.8                 1.7
                                                              -----------         -----------        -----------         -----------

Net Income                                                    $      51.9         $      47.8        $     103.2         $      95.8
                                                              ===========         ===========        ===========         ===========

NET INCOME PER COMMON SHARE
Primary                                                       $      1.27         $      1.23        $      2.52         $      2.48
                                                              ===========         ===========        ===========         ===========
Fully Diluted                                                 $      1.27         $      1.17        $      2.52         $      2.34
                                                              ===========         ===========        ===========         ===========
Net Income Available to Common Shareholders                   $      51.9         $      45.7        $     103.2         $      91.6
                                                              ===========         ===========        ===========         ===========

Weighted Average Shares
  Common and Common Equivalent Shares (Primary)                      40.8                37.0               40.7                36.9
  Common Shares Assuming Maximum Dilution (Fully Diluted)            41.0                39.5               40.9                39.5


See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
            Condensed Consolidated Statements of Shareholders' Equity
                      (in millions, except per share data)
                                   (unaudited)

                                                                                     Six Months Ended June 30
                                                                                  -------------------------------
                                                                                      1997               1996
                                                                                  ------------      -------------
10% SENIOR CUMULATIVE PREFERRED STOCK
   Beginning and End of Period                                                    $          -      $        63.2
                                                                                  ------------      -------------
ESOP CONVERTIBLE PREFERRED STOCK
   Beginning of Year                                                                         -               28.9
   Redeemed                                                                                  -                (.1)
                                                                                  ------------      -------------
      End of Period                                                                          -               28.8
                                                                                  ------------      -------------
COMMON STOCK
   Beginning and End of Period                                                              .4                 .4
                                                                                  ------------      -------------
ADDITIONAL PAID-IN CAPITAL
   Beginning of Year                                                                     571.9              566.1
   Stock Issued for Benefit Plans                                                         11.0               (2.0)
   Tax Benefit on Stock Options Exercised                                                  3.8                1.4
   Other, Net                                                                              (.2)                 -
                                                                                  ------------      -------------
      End of Period                                                                      586.5              565.5
                                                                                  ------------      -------------
NOTE RECEIVABLE FROM ESOP
   Beginning of Year                                                                     (21.6)             (23.4)
   Repayments, Accrued or Paid                                                              .6                 .8
                                                                                  ------------      -------------
      End of Period                                                                      (21.0)             (22.6)
                                                                                  ------------      -------------
UNAMORTIZED RESTRICTED STOCK AWARDS
   Beginning of Year                                                                      (1.8)              (3.0)
   Awards, Net                                                                             (.2)               (.1)
   Amortization of Restricted Stock Awards                                                  .5                 .8
                                                                                  ------------      -------------
      End of Period                                                                       (1.5)              (2.3)
                                                                                  ------------      -------------
NET UNREALIZED INVESTMENT GAINS
   Beginning of Year                                                                     140.8              246.8
   Change for the Period                                                                  (9.2)            (170.9)
                                                                                  ------------      -------------
      End of Period                                                                      131.6               75.9
                                                                                  ------------      -------------
RETAINED EARNINGS
   Beginning  of Year                                                                    794.2              647.2
   Net Income                                                                            103.2               95.8
   Dividends to Shareholders:
      10% Senior Cumulative Preferred Stock (1996, $5.00 Per Share)                          -               (3.2)
      ESOP Convertible Preferred Stock (1996, $1.095 Per Share)                              -               (1.4)
      Common Stock (Per Share: 1997, $.59, 1996, $.53)                                   (23.7)             (19.4)
   Other, Net                                                                               .4                 .1
                                                                                  ------------      -------------
      End of Period                                                                      874.1              719.1
                                                                                  ------------      -------------
TREASURY COMMON STOCK
   Beginning of Year                                                                     (66.2)            (106.1)
   Acquired                                                                               (4.7)              (2.6)
   Reissued                                                                                1.5               11.3
                                                                                  ------------      -------------
      End of Period                                                                      (69.4)             (97.4)
                                                                                  ------------      -------------
TOTAL SHAREHOLDERS' EQUITY                                                        $    1,500.7      $     1,330.6
                                                                                  ============      =============


See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                 Condensed Consolidated Statements of Cash Flows
                                  (in millions)
                                   (unaudited)

                                                                                  Six Months Ended June 30
                                                                                  ------------------------
                                                                                   1997                 1996
                                                                             -------------        --------------
OPERATING ACTIVITIES
Net Income                                                                   $       103.2        $         95.8
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities
     Interest Credited to Insurance Contracts                                        249.7                 245.1
     Future Policy Benefits                                                         (115.9)               (122.9)
     Capitalization of Policy Acquisition Costs                                     (100.4)                (92.1)
     Amortization of Deferred Policy Acquisition Costs and Present
        Value of Future Profits                                                       60.0                  54.2
     Deferred Income Taxes                                                             9.7                   5.6
     Net Change in Receivables and Payables                                          (37.2)                 10.0
     Other Assets                                                                    (69.2)                 (5.0)
     Realized Investment Gains, Net                                                   (2.5)                 (8.7)
     Other                                                                            10.2                   4.4
                                                                             -------------        --------------
          Net Cash Provided by Operating Activities                                  107.6                 186.4
                                                                             -------------        --------------

INVESTING ACTIVITIES
Proceeds from Sales of Fixed Maturity Securities                                     188.9                  51.8
Proceeds from Maturities or Repayment of Fixed Maturity Securities                   389.0                 481.2
Cost of Fixed Maturity Securities Acquired                                          (656.0)               (734.5)
Sales of Equity Securities, Net                                                       12.7                   2.0
Proceeds of Mortgage Loans Sold, Matured or Repaid                                   290.4                 226.4
Cost of Mortgage Loans Acquired                                                     (436.9)               (179.4)
Sales of Real Estate and Leases, Net                                                  10.3                   5.7
Policy Loans Issued, Net                                                             (17.9)                (19.8)
Sales (Purchases) of Other Invested Assets, Net                                      (10.1)                   .9
Purchases of Short-Term Investments, Net                                             (53.6)               (113.4)
                                                                             --------------       --------------
          Net Cash Used by Investing Activities                                     (283.2)               (279.1)
                                                                             -------------        --------------

FINANCING ACTIVITIES
Deposits to Insurance Contracts                                                      632.1                 575.1
Maturities and Withdrawals from Insurance Contracts                                 (618.3)               (571.5)
Net Proceeds from Issuance of Trust-Originated Preferred Securities                  120.8                 120.8
Increase in Notes and Mortgages Payable                                               68.0                  17.0
Repayment of Notes and Mortgages Payable                                             (15.4)                (43.4)
Issuance of Common Stock Under Stock Option and Other Plans                           12.3                   7.4
Dividends on 10% Senior Cumulative Preferred Stock                                       -                  (3.2)
Dividends on ESOP Convertible Preferred Stock                                            -                  (1.4)
Dividends on Common Stock                                                            (23.7)                (19.4)
Acquisition of Treasury Common Stock                                                  (4.7)                 (2.6)
                                                                             -------------        --------------
          Net Cash Provided by Financing Activities                                  171.1                  78.8
                                                                             -------------        --------------
Decrease in Cash                                                                      (4.5)                (13.9)
Cash at Beginning of Period                                                           32.4                  48.5
                                                                             -------------        --------------
Cash at End of Period                                                        $        27.9        $         34.6
                                                                             =============        ==============


See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.

              Notes to Condensed Consolidated Financial Statements

                                   (unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with that reflected in the Annual Report of ReliaStar Financial Corp. (the Company or ReliaStar) for the year ended December 31, 1996 filed with the Securities and Exchange Commission (SEC) except for the accounting change as described in Note 2. The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 1996, has been prepared by management without audit by independent certified public accountants. The condensed consolidated balance sheet as of December 31, 1996 has been derived from, and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1996.

The information furnished includes all adjustments and accruals consisting only of normal, recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report.

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

Note 4. Acquisition

On July 1, 1997, the Company completed the acquisition of Security-Connecticut Corporation (SRC). SRC is a holding company with two primary subsidiaries:
Security-Connecticut Life Insurance Company of Avon, Connecticut, and Lincoln Security Life Insurance Company of Brewster, New York. The acquisition was effected through a stock-for stock exchange whereby the Company issued .7367 shares of its common stock for each issued and outstanding share of SRC common stock, or approximately 6.3 million additional ReliaStar shares. The transaction will be accounted for as a purchase. Accordingly, the results of SRC will be included in ReliaStar's results beginning July 1, 1997.

Note 5. Company-Obligated Mandatorily Redeemable Preferred Securities Issued by a Consolidated Subsidiary

On June 3, 1997, ReliaStar Financing II ( "Subsidiary Trust II"), a consolidated wholly owned subsidiary of ReliaStar, completed the issuance of $125.0 million of 8.10% Trust-Originated Preferred Securities (the "8.10% Preferred Securities"). In connection with Subsidiary Trust II's issuance of the 8.10% Preferred Securities and the related purchase by ReliaStar of all of Subsidiary Trust II's common securities (the "Common Securities"), ReliaStar issued to Subsidiary Trust II $128.9 million principal amount of its 8.10% Subordinated Deferrable Interest Notes, due June 3, 2027 (the "8.10% Junior Subordinated Debt Securities"). Under certain circumstances the stated maturity date may be extended at any time by ReliaStar to any date not later than June 3, 2046. The sole assets of Subsidiary Trust II are and will be the 8.10% Junior Subordinated Debt Securities. The interest and other payment dates on the 8.10% Junior Subordinated Debt Securities correspond to the distribution and other payment dates on the 8.10% Preferred Securities and the Common Securities. Under certain circumstances, the 8.10% Junior Subordinated Debt Securities may be distributed to holders of 8.10% Preferred Securities and holders of the Common Securities in liquidation of Subsidiary Trust II. The 8.10% Junior Subordinated Debt Securities are redeemable at the option of ReliaStar on or after June 3, 2002, at a redemption price of $25 per 8.10% Junior Subordinated Debt Security plus accrued and unpaid interest. The 8.10% Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent that the 8.10% Junior Subordinated Debt Securities are repaid, at $25 per 8.10% Preferred Security and Common Security plus accumulated and unpaid distributions. ReliaStar's obligations under the 8.10% Junior Subordinated Debt Securities and related agreements, taken together, constitute a full and unconditional guarantee by ReliaStar of payments due on the 8.10% Preferred Securities. On June 3, 1997, 5,000,000 shares of 8.10% Preferred Securities were issued and all remain outstanding.

Note 6. Split of Common Stock

In August 1997, the Company's Board of Directors approved a 2-for-1 split of its common stock. The split will be effected by a 100% dividend of the Company's common stock on September 10, 1997 for each common share owned by shareholders of record at the close of business August 19, 1997.

Note 7. Reclassification

Certain prior year balance sheet amounts have been reclassified to conform to the current-year presentation due to an amendment to the certificate of incorporation to change the Company's common stock from no par value to a par value of $.01 per share. The reclassification had no effect on previously reported total assets, liabilities or equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RELIASTAR FINANCIAL CORP.

RESULTS OF OPERATIONS

Pretax results of operations by business segment are summarized below (in millions):

                                                                    Three Months               Six Months
                                                                    Ended June 30             Ended June 30
                                                               ---------------------      -----------------
                                                                1997           1996          1997        1996
                                                                ----           ----          ----        ----
Pretax Operating Income (Loss) (1)
   Individual Insurance                                         $  53.9      $  48.4     $  107.3       $ 99.4
   Employee Benefits                                               13.6         12.2         24.8         22.0
   Life and Health Reinsurance                                     12.7         12.3         26.1         24.2
   Pension                                                          5.4          3.5          8.3          7.6
   Corporate and Other                                             (1.5)        (1.8)        (2.6)        (9.7)
                                                                -------      -------     --------       ------
     Pretax Operating Income                                       84.1         74.6        163.9        143.5
Pretax Net Realized Investment Gains (Losses)                       (.1)         1.5          1.5          6.9
                                                                -------      -------     --------       ------
   Pretax Income Before Dividends
     on Preferred Securities of Subsidiary                         84.0         76.1        165.4        150.4
Income Tax Expense                                                 30.0         26.7         58.4         52.9
Dividends on Preferred Securities of Subsidiary, Net of Tax         2.1          1.6          3.8          1.7
                                                                -------      -------     --------       ------
   Net Income                                                   $  51.9      $  47.8     $  103.2       $ 95.8
                                                                =======      =======     ========       ======


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

Pretax operating income for the second quarter of 1997 increased $5.5 million, or 11%, compared with the same period in 1996. The increase in earnings is primarily due to an 8% growth in assets under management, partially offset by a decrease in interest spreads. The average interest spread of 245 basis points in the second quarter of 1997, compares to 259 basis points in the second quarter of 1996. This decrease in spreads reflects a 3 basis point reduction in the average crediting rate and a 17 basis point decrease in the portfolio yield. Year-to-date earnings increased 8% over the comparable period in 1996 also due primarily to growth in assets under management, offset in part by a decline in interest spreads. It should be noted that the interest spread calculation is an annualized measure and can be overly influenced in a particular period by the level of prepayments, recoveries on problem investments and other variances in the level of net investment income. For most of the business included in the Individual Insurance Segment, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates, and are guaranteed on most new premiums received to the end of the calendar year.

Employee Benefits

Pretax operating income for the second quarter of 1997 increased $1.4 million, or 11%, compared with the same period in 1996. The increase for the second quarter was primarily due to improved mortality experience partially offset by higher operating expenses, as compared with the same period in 1996. Pretax operating income for the six months ended June 30, 1997 increased 13% as compared to same period last year due primarily to improved mortality experience.

Life and Health Reinsurance

Pretax operating income of the Life and Health Reinsurance segment for the second quarter of 1997 increased $.4 million, or 3%, when compared with the same period in 1996. Income for the segment was higher than 1996 due primarily to a 19% increase in net earned premiums, partially offset by higher experience rating refunds and commission expenses. Pretax operating income for 1997 year-to-date increased 8% over the same period in 1996 primarily due to an 18% growth in earned premiums, partially offset by higher experience rating refunds and commission expenses. Earnings in the reinsurance business can fluctuate based upon a number of factors, including pricing, market capacity, the availability and pricing of retrocessional programs, loss experience and the risk profile of the book of business included in this segment.

Pension

Pretax operating income of the Pension segment for the second quarter of 1997 increased $1.9 million, or 54%, when compared with the same period in 1996. Pretax operating income from the small employer 401(k) line of business increased $.9 million to $2.1 million for the second quarter of 1997. Income in this line of business increased primarily due to higher separate account fees reflecting the growth in assets under management. Pretax operating income from the Company's closed block of pension contract liabilities increased $1.0 million to $3.3 million for the second quarter of 1997, primarily due to favorable investment income and mortality experience compared with the same period last year. Year-to-date pretax operating income for 1997 increased 9% primarily due to increased assets under management in the 401(k) line of business, partially offset by a decrease in earnings caused by the decline in the closed block of pension contract liabilities.

Corporate and Other

The pretax operating loss for Corporate and Other for the second quarter of 1997 decreased $.3 million when compared with the same period in 1996. This favorable variance was primarily due to increased operating results from the Company's mutual fund and mortgage banking operations partially offset by lower recovery of corporate costs from other business segments. The year-to-date pretax operating loss for 1997 declined 73% from the same period of 1996 primarily due to the improved operating results of the Company's mutual fund and mortgage banking operations and higher recovery of corporate costs from other business units.

REALIZED INVESTMENT GAINS AND LOSSES

The sources of pretax realized investment gains (losses) were as follows (in millions):

                                                                    Three Months               Six Months
                                                                    Ended June 30             Ended June 30
                                                                    -------------             -------------
                                                                 1997          1996         1997          1996
                                                                 ----          ----         ----          ----
Net Gains (Losses) on Sales of Investments
    Fixed Maturity Securities
      Gross Gains                                              $  2.0        $   2.2      $   2.6        $  6.1
      Gross Losses                                               (1.0)             -         (4.2)          (.1)
    Equity Securities                                              .2             .1          2.4            .1
    Mortgage Loans                                                 .1              -           .1             -
    Foreclosed Real Estate                                        (.1)            .4           .1            .3
    Real Estate                                                     -              -           .1            .7
    Other                                                          .2            1.6          5.6           5.7
Provision for Losses on Investments
    Fixed Maturity Securities                                    (1.0)          (1.1)        (1.7)         (1.1)
    Mortgage Loans                                                  -            (.1)        (1.4)         (1.2)
    Foreclosed Real Estate                                        (.1)           (.2)        (1.1)         (1.4)
    Real Estate                                                     -            (.4)           -           (.4)
                                                               ------        -------      -------        ------
       Pretax Realized Investment Gains                            .3            2.5          2.5           8.7
DAC/PVFP Amortization (1)                                         (.4)          (1.0)        (1.0)         (1.8)
                                                               ------        --------     -------        ------
       Pretax Net Realized Investment Gains                    $  (.1)       $   1.5      $   1.5        $  6.9
                                                               ======        =======      =======        ======

(1)    Due to realized investment gains and losses.

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

ACQUISITION

On July 1, 1997, the Company completed the acquisition of Security-Connecticut Corporation (SRC). (see Known Trends and Uncertainties Which May Affect Future Reported Results.)

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

The payment of future dividends by ReliaStar will be largely dependent upon the ability of ReliaStar Life to pay dividends to the Company. Under Minnesota insurance law regulating the payment of dividends by ReliaStar Life, any such payment must be in an amount deemed prudent by ReliaStar Life's board of directors and, unless otherwise approved by the Commissioner of the Minnesota Department of Commerce (the Commissioner), must be paid solely from the adjusted earned surplus of ReliaStar Life. Adjusted earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds) less 25% of the amount of such earned surplus which is attributable to net unrealized capital gains. Further, without approval of the Commissioner, ReliaStar Life may not pay in any calendar year any dividend which, when combined with other dividends paid within the preceding 12 months, exceeds the greater of (i) 10% of ReliaStar Life's statutory surplus at the prior year-end or (ii) 100% of ReliaStar Life's statutory net gain from operations (not including realized capital gains) for the prior calendar year. For 1997, the amount of dividends which can be paid by ReliaStar Life without Commissioner approval is $144.0 million.

On May 9, 1997, the Company filed a shelf registration with the Securities and Exchange Commission for the issuance of up to $400.0 million of debt securities and other securities. This filing replaced and superseded the unused portion ($125.0 million) of the Company's December 18, 1995, shelf registration. On June 3, 1997, the Company completed the issuance of $125.0 million of 8.10% Trust-Originated Preferred Securities. On June 3, 1997, 5,000,000 shares of the 8.10% Preferred Securities were issued and all remain outstanding.

The Company has announced its intent to repurchase up to $125.0 million of its common stock under a common stock buyback program to be conducted in conjunction with the acquisition of SRC, such repurchase to be financed with the proceeds of the 8.10% Preferred Securities issued on June 3, 1997. The Company's repurchase of shares began July 2, 1997 and through July 31, 1997, the Company had repurchased 818,600 shares.

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

The Insurers' investment portfolios represent a significant source of liquid assets. As of June 30, 1997, the Insurers' investment portfolio included $6.7 billion (38% of total assets) of short-term investments and investment grade marketable bonds. The June 30, 1997 investment portfolio also included $2.2 billion of investment grade privately placed bonds which, while not publicly traded, are an additional source of liquidity.

The policies and annuities issued by the Individual Insurance segment contain provisions which allow contractholders to withdraw or surrender their contracts under defined circumstances. These policies and annuities generally contain provisions which apply penalties or otherwise restrict the ability of contractholders to make such withdrawals or surrenders. The Insurers monitor the surrender and policy loan activity of their insurance products and manage the composition of their investment portfolios, including liquidity, in light of such activity. While the Insurers have recently experienced a modest increase in withdrawal and surrender activity attributable to their individual insurance products, the surrender activity is within a reasonable range of the Company's expectations and is well below a level which would have a material effect on liquidity.

Changes in interest rates may affect the incidence of policy surrenders and other withdrawals. In addition to the potential impact on liquidity, unanticipated withdrawals in a changed interest rate environment could adversely affect earnings if the Company were required to sell investments at reduced values in order to meet liquidity demands. The Company manages the asset and liability portfolios in order to minimize the adverse earnings impact of changing market interest rates. The Company seeks assets which have duration characteristics similar to the liabilities which they support. The Company also uses derivative instruments, such as interest rate swaps, to adjust the duration of the asset and liability portfolios (see Investments-Derivative Financial Instruments). The Company closely monitors its derivative usage and has procedures in place to manage counter-party risks and related exposures.

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

CONSOLIDATED CASH FLOWS

The Company's cash balance at June 30, 1997 was $27.9 million. During the second quarter of 1997, net cash provided by operating and financing activities was $107.6 million and $171.1 million, respectively, which was offset by net cash used by investing activities of $283.2 million.

The $107.6 million of net cash provided by operating activities was primarily the result of positive cash flow from premiums and investment income in excess of cash outflows for insurance benefits and sales and operating expenses. Net cash provided by financing activities of $171.1 million was primarily the result of the issuance of the 8.10% Preferred Securities, proceeds from short-term borrowings and issuance of commercial paper.

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

The following table provides information regarding the composition of the Company's invested assets as of the indicated dates (in millions):

                                                           June 30, 1997           December 31, 1996
                                                           -------------           -----------------
                                                       Amount       Percent        Amount      Percent
                                                       ------       -------        ------      -------
Investment Grade Bonds:
    Marketables                                      $  6,535.5       53.4%     $  6,604.9       55.0%
    Private Placements                                  2,211.2       18.1         2,156.2       18.0
                                                    -----------     ------     -----------       ----
        Subtotal                                        8,746.7       71.5         8,761.1       73.0



Below Investment Grade Bonds:
    Marketables                                           289.5        2.4           279.7        2.4
    Private Placements                                    299.0        2.4           255.4        2.1
                                                   ------------    -------    ------------      -----
           Subtotal                                       588.5        4.8           535.1        4.5

Equity Securities                                          24.9         .2            36.9         .3
Commercial Mortgages                                    1,382.6       11.3         1,359.6       11.3
Mortgages, Residential and Other                          609.9        5.0           495.8        4.1
Real Estate                                                74.2         .6            77.5         .7
Short-Term Investments                                    172.8        1.4           119.4        1.0
Other                                                     647.0        5.2           610.9        5.1
                                                   ------------    -------    ------------    -------
    Total Invested Assets                             $12,246.6      100.0%      $11,996.3      100.0%
                                                      =========      =====       =========      =====


FIXED MATURITY SECURITIES

The amounts invested in fixed maturity securities as of June 30, 1997 and December 31, 1996 were $9.3 billion. The average marketable and private placement bond investments in a single corporate issuer (excluding structured finance securities such as CMOs, mortgage-backed pass throughs and asset-backed securities) as of June 30, 1997 were $9.3 million and $7.9 million, respectively.

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

As of June 30, 1997, the weighted average book yields of the Company's investment grade portfolio and below investment grade portfolio were 7.8% and 8.9%, respectively. The weighted average book yield is not necessarily reflective of the net investment income ultimately realized by the Company. Investments with greater credit risk have a greater risk of default than investment grade securities, and accordingly, some of the incremental book yield of the below investment grade portfolio may not be realized.

The following tables identify the amortized cost and the fair value of the Company's fixed maturity securities with respect to each NAIC credit classification as of the indicated dates (in millions):

                                                       June 30, 1997
                ------------------------------------------------------------------------------------------
                                Marketables                                Private Placements
                ------------------------------------------       -----------------------------------------
NAIC            Amortized     Gross Unrealized       Fair      Amortized     Gross Unrealized       Fair
                              ----------------                               ----------------
Rating            Cost        Gains     (Losses)     Value       Cost        Gains    (Losses)      Value
------            ----        -----     --------     -----       ----        -----    --------      -----
1               $4,526.3      $170.5      $(18.1)   $4,678.7   $  778.4       $24.8    $  (4.4)   $  798.8
2                1,797.8        66.0        (7.0)    1,856.8    1,382.6        36.1       (6.3)    1,412.4
3                  263.1         8.5         (.6)      271.0      186.2         2.8       (1.7)      187.3
4                   16.5          .5         (.4)       16.6       64.6         1.7        (.3)       66.0
5                    1.9           -           -         1.9       46.1          .1       (2.0)       44.2
6                      -           -           -          -         1.5          -           -         1.5
Redeemable
  Preferred
  Stock              3.1          .4           -         3.5        1.6          -         (.2)        1.4
                --------      ------      ------    --------   --------       -----     ------    --------
    Total       $6,608.7      $245.9      $(26.1)   $6,828.5   $2,461.0       $65.5     $(14.9)   $2,511.6
                ========      ======      =======   ========   ========       =====     =======   ========


                                                     December 31, 1996
                 -----------------------------------------------------------------------------------------
                                Marketables                                Private Placements
                -----------------------------------------      -----------------------------------------
NAIC            Amortized     Gross Unrealized       Fair      Amortized     Gross Unrealized       Fair
                              ----------------                               ----------------


Rating            Cost        Gains     (Losses)     Value       Cost        Gains    (Losses)      Value
------            ----        -----     --------     -----       ----        -----    --------      -----


1               $4,738.4      $189.6      $(20.6)   $4,907.4   $  779.7       $29.4    $  (3.6)   $  805.5
2                1,633.7        70.2        (6.4)    1,697.5    1,311.3        43.0       (3.6)    1,350.7
3                  252.3         8.3        (1.6)      259.0      158.2         3.0       (1.4)      159.8
4                   18.9         0.3        (0.3)       18.9       58.7         1.5       (0.7)       59.5
5                    1.8         0.1        (0.1)        1.8       35.9         0.2       (2.5)       33.6
6                      -           -           -          -         2.5           -          -         2.5
Redeemable
  Preferred
  Stock              0.5           -           -         0.5        1.6           -       (0.1)        1.5
                --------      ------      ------    --------   --------       -----     ------    --------
    Total       $6,645.6      $268.5      $(29.0)   $6,885.1   $2,347.9       $77.1     $(11.9)   $2,413.1
                ========      ======      =======   ========   ========       =====     =======   ========


The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in millions).

                                                        June 30, 1997                  December 31, 1996
                                                    ---------------------            -------------------
                                                      Amortized    Fair               Amortized    Fair
                                                        Cost       Value                Cost       Value
                                                        ----       -----                ----       -----
Due in One Year or Less                              $   204.6  $   207.1             $   155.8  $   157.4
Due After One Year Through Five Years                  3,215.0    3,298.3               2,967.6    3,057.0
Due After Five Years Through Ten Years                 2,566.7    2,652.3               2,622.4    2,723.6
Due After Ten Years                                      983.8    1,024.8               1,055.3    1,108.7
Mortgage-Backed/Structured Finance
  Securities                                           2,099.6    2,157.6               2,192.4    2,251.5
                                                     ---------  ---------             ---------  ---------
     Total                                            $9,069.7   $9,340.1              $8,993.5   $9,298.2
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

The Company's marketable and private placement bond portfolios were diversified by industry (based upon amortized cost) as of the indicated dates as set forth in the following table:

                                                    Marketables                  Private Placements
                                                     -----------                  ------------------
                                              June 30,      December 31,       June 30,       December 31,
                                                1997            1996             1997             1996
                                                ----            ----             ----             ----

Basic Materials                                  7.0%            6.7%             9.5%             9.5%
Consumer Non-Cyclical                            5.9             6.0             17.8             18.4
Consumer Products/Services                       7.9             7.3             18.4             18.4
Energy                                           6.1             6.2              5.8              6.9
Financial Services                              19.8            19.3             19.4             18.6
Government                                       3.3             3.5               .7               .8
Industrial                                       3.5             3.6              9.8             10.3



Mortgage-Backed/Structured
   Finance Securities                           31.5            32.2              3.2              1.2
Real Estate                                       .4              .3              1.7              1.3
Retailing                                        2.2             2.3              5.7              5.9
Technology                                       2.3             2.5              3.0              3.2
Utilities                                       10.1            10.1              5.0              5.5
                                              ------          ------          -------          -------
    Total                                      100.0%          100.0%           100.0%           100.0%
                                               =====           =====            =====            =====


BELOW INVESTMENT GRADE INVESTMENTS

Issuers of below investment grade debt frequently have relatively high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are issuers of investment grade securities.

The largest investment in below investment grade bonds of any one borrower was approximately two-tenths of one percent of invested assets at June 30, 1997. The largest investment in below investment grade bonds of any one industry grouping was approximately 1.8% of invested assets at June 30, 1997. The portfolio of below investment grade bonds are regularly analyzed and managed in an effort to avoid concentration risks.

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

                                                                             June 30, 1997
                                                                             -------------
                                                                   Amortized
                                                                     Cost               Fair Value
                                                                  --------               --------
Adjustable Rate Pass Through MBS Securities:
Below 6%                                                         $    10.0              $    10.0
6% - 7%                                                              129.1                  130.3
7% - 8%                                                              306.8                  308.2
Above 8%                                                              32.2                   32.5

Fixed Rate Pass Through MBS Securities:
Below 9%                                                               5.9                    6.3
Above 9%                                                               8.1                    8.6

Planned Amortization Class MBS Securities:
Below 7%                                                             288.2                  297.7
7% - 8%                                                              337.7                  352.7
8% - 9%                                                              106.5                  111.6
Above 9%                                                              11.9                   12.3

Other MBS Securities:
Below 7%                                                             198.6                  205.6
7% - 8%                                                               91.6                   98.1
8% - 9%                                                               19.1                   20.4
Above 9%                                                              11.4                   12.0
                                                                  --------               --------
     Total MBS Securities                                         $1,557.1               $1,606.3
                                                                  ========               ========


The Company invests in asset-backed securities in addition to the MBS securities described above. As of June 30, 1997, the Insurers held asset-backed securities with an amortized cost of $542.5 million and a fair value of $551.3 million.

MORTGAGE LOANS

The Company's commercial mortgage loans generally range in size from $1 million to $10 million, with the average commercial mortgage loan investment as of June 30, 1997 being approximately $2.3 million.

The commercial mortgage loan portfolio diversification by property type and geographic region of the United States was as follows:

                                              June 30,        December 31,
                                                1997              1996
                                                ----              ----
Property Type
-------------
Office                                          22.1%             24.6%
Industrial                                      22.2              23.5
Special Purpose                                 17.5              17.3
Retail                                          17.4              16.1
Apartment                                       19.5              15.7
Hotel/Motel                                      1.3               2.8
                                               -----             -----
     Total                                     100.0%            100.0%
                                               =====             =====

                                              June 30,        December 31,
                                                1997              1996
                                                ----              ----
Geographic Region
-----------------
Midwest                                         30.6%             31.6%
Pacific                                         28.4              30.1
Southeast                                       19.7              18.2
Northeast                                        8.6               8.7
Mountain                                         6.8               6.5
Southwest                                        5.9               4.9
                                               -----             -----
     Total                                     100.0%            100.0%
                                               =====             =====

The weighted average yield of the commercial mortgage loan portfolio as of June 30, 1997 was 8.6%. The weighted average maturity of these loans was 6.9 years.

The Company invests in individual and pools of individual residential mortgage loans in addition to the structured finance securities backed by residential mortgages (see Fixed Maturity Securities). As of June 30, 1997 and December 31, 1996, the Insurers held $608.4 and $493.9 million, respectively, of non-securitized residential mortgage loans.

UNREALIZED INVESTMENT GAINS AND LOSSES

All of the Company's debt and equity securities are classified as available-for-sale and carried at fair value on the Condensed Consolidated Balance Sheets with unrealized investment gains and losses excluded from income and reported as a separate component of shareholders' equity.

The components of net unrealized investment gains reported in shareholders' equity are shown below (in millions):

                                                  June 30,        December 31,
                                                    1997              1996
                                                    ----              ----
Unrealized Investment Gains                        $276.2            $310.5
DAC/PVFP Adjustment                                 (73.8)            (93.8)
Deferred Income Taxes                               (70.8)            (75.9)
                                                   ------            ------
     Net Unrealized Investment Gains               $131.6            $140.8
                                                   ======            ======

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

The insurance liabilities of the Company are sensitive to changes in market interest rates. The Company has established procedures for evaluating these liabilities and attempts to structure investment asset portfolios with compatible characteristics. Investment assets are selected in an effort to provide yield, cash flow and interest rate sensitivities appropriate to support the insurance products.

The Company uses interest rate swaps as part of this asset/liability management program. The Company has acquired a significant amount of certain shorter duration investments, such as floating rate or adjustable rate investments. Acquisition of these assets shortens the duration of an asset portfolio. The Company uses interest rate swaps to extend the duration of these portfolios as an alternative to purchasing longer duration investments.

The Company uses duration analysis to estimate the amount of sensitivity to market interest rate changes. Duration of a bond or portfolio can be thought of as the life in years of a notional zero-coupon bond whose fair value would change by the same amount in response to any change in market interest rates. The portfolio duration includes the duration impact added by interest rate swaps. Target durations are determined by the Company based upon the subjective evaluation of a number of characteristics of the liabilities, including such factors as the ability of the Company to modify interest crediting rates, the presence and magnitude of surrender charges, historical and projected lapse experience, the level of market interest rates and competition.

The following table sets forth the asset duration, portfolio duration and target duration for the investment portfolio of each business segment (in years):

                                                  June 30, 1997
                                    ----------------------------------------
                                      Asset         Portfolio        Target
                                    Duration        Duration        Duration
                                    --------        --------        --------
Individual Insurance                   3.85           4.04        3.5 - 5.0
Employee Benefits                      3.39           3.73        3.5 - 8.0
Life and Health Reinsurance            4.15           4.25        3.5 - 8.0
Pension                                2.22           2.99        2.5 - 3.5

At June 30, 1997, the Company had 71 interest rate swap contracts in effect with a notional amount of $1.16 billion. At December 31, 1996, the Company had 69 interest rate swap contracts in effect with a notional amount of $1.11 billion. During the six months ended June 30, 1997, seven new interest rate swap contracts were entered into with a notional amount of $140.0 million and five interest rate swap contracts matured with a notional amount of $87.0 million. There were no terminations of interest rate swap contracts prior to maturity during the first six months of 1997. The Company had no deferred gains or losses at June 30, 1997 related to interest rate swap contracts terminated early. The estimated fair value of the interest rate swap contracts in effect at June 30, 1997 was an unrealized gain of $3.8 million.

All of the interest rate swap contracts are standard contracts whereby the Company pays a floating rate of interest (generally based upon the LIBOR rate as determined from time to time) and receives a fixed rate (generally a specified contract rate). The following table details the characteristics of the Company's interest rate swap contracts at June 30, 1997 (dollars in millions).

                                                     Notional   Range of Fixed
                                                      Amount    Rates Received
                                                      ------    --------------
Maturing in One Year or Less                           $305.0     7.0 - 8.7%
Maturing After One Year Through Three Years             200.0     5.2 - 6.9%
Maturing After Three Years Through Five Years           482.5     5.3 - 8.2%
Maturing After Five Years Through Seven Years           175.0     6.3 - 7.0%
                                                     --------
     Total Notional Amount                           $1,162.5
                                                     ========

The Company monitors the effect of the swap position on reported income. The Company's investment portfolio includes a substantial amount of floating rate investments. Changes in market interest rates have an opposite (and approximately offsetting) effect on the reported income from the swap portfolio. Accordingly, the reported investment income (or losses) attributable to the Company's swap position will be approximately offset by the changed investment income of the Company's floating or adjustable rate investments in a changing rate environment. At June 30, 1997, the Company held $1.41 billion of adjustable rate invested assets, short-term investments and cash.

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

The amortized cost of Problem Investments, net of related write-offs and allowances and non-recourse debt, is shown below (in millions):

                                                    June 30,        December 31,
                                                      1997              1996
                                                     ------           ------
Fixed Maturity Securities(1)                          $16.4            $15.5
Commercial Mortgage Loans                              16.3             22.4
Residential and Other Mortgage Loans                    4.4              4.2
Investment Real Estate(2)                               8.8             12.3
Foreclosed Real Estate                                 40.1             37.4
                                                     ------           ------
    Total                                             $86.0            $91.8
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

The amortized cost of Problem Investments in the preceding table reflects reductions for write-offs and allowances taken by the Company. The cumulative amounts of such write-offs and allowances on problem invested assets of the Insurers on the Condensed Consolidated Balance Sheets were as follows (in millions):

                                                 June 30,        December 31,
                                                   1997              1996
                                                   ----              ----
Fixed Maturity Securities                           $9.6             $8.3
Commercial Mortgage Loans                           10.8             10.5
Residential and Other Mortgage Loans                  .7               .7
Foreclosed Real Estate                              25.1             24.7

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

Fair value for problem real estate and problem mortgage loans is determined taking into consideration one or more of the following factors, depending on the circumstances for each property, including: (i) property valuation techniques utilizing discounted cash flows at the time of stabilization including capital expenditures and stabilization costs; (ii) sales of comparable properties; (iii) geographic location of the property and related market conditions; and (iv) disposition costs. In many instances, there is not an active market for such properties. Therefore, the fair value determined by the Company may be greater than the price which may be realized if the Company were forced to liquidate such properties on an immediate sale basis. If fair value of a problem mortgage loan or real estate investment is less than the carrying value, the Company records a write-off or an increase in the allowance for uncollectible amounts. Foreclosed properties are managed by the Company in order to maximize net realizable value. The Company has the intent and ability to hold these assets until appropriate sales opportunities arise.

The following tables set forth the distribution of problem commercial mortgage loans by property type and geographic region:

                              June 30,        December 31,
Property Type                   1997             1996
-------------                   ----             ----
Office                          69.5%            67.9%
Retail                          15.1             15.4
Industrial                      11.9             13.2
Hotel/Motel                      3.5              3.5
                             -------          -------
     Total                     100.0%           100.0%
                               =====            =====

                              June 30,       December 31,
Geographic Region               1997             1996
-----------------               ----             ----
Midwest                         54.3%            51.5%
Southeast                       20.1             21.0
Pacific                         15.8             17.2
Southwest                        5.9              6.3
Northeast                        2.7              2.7
Mountain                         1.2              1.3
                             -------          -------
     Total                     100.0%           100.0%
                               =====            =====

The Company also monitors its portfolios in an attempt to identify loans which are not currently classified as Problem Investments, but where the Company has knowledge which causes it to have serious doubts as to the ability of borrowers to comply with the present loan repayment terms. These loans (Potential Problem Investments) are subject to increased scrutiny and review by the Company. The amounts of private placements and mortgage loan Potential Problem Investments were $28.2 million and $21.7 million, respectively, at June 30, 1997.

KNOWN TRENDS AND UNCERTAINTIES WHICH MAY AFFECT FUTURE REPORTED RESULTS

ACQUISITION

On July 1, 1997, the Company completed the acquisition on Security-Connecticut Corporation (SRC). SRC is a holding company with two primary subsidiaries:
Security-Connecticut Life Insurance Company of Avon, Connecticut, and Lincoln Security Life Insurance Company of Brewster, New York. The acquisition was effected through a stock-for stock exchange whereby the Company issued .7367 shares of its common stock for each issued and outstanding share of SRC common stock, or approximately 6.3 million additional ReliaStar shares. The transaction will be accounted for as a purchase with a purchase price of approximately $433 million. Accordingly, the results of SRC will be included in ReliaStar's results beginning July 1, 1997. The proforma effects, assuming the transaction was completed on March 31, 1997, were an increase in assets from $16.9 billion to approximately $19.3 billion and an increase in shareholder's equity from $1.4 billion to approximately $1.8 billion.

The future financial performance of the Company will be affected by the acquisition of SRC. The Company expects to realize reductions in SRC expenses due to the elimination of certain duplicative facilities, equipment and other personnel and functions. If these expected savings are not realized, the earnings of the combined company would be less than currently expected. The Company also believes that the combined company will realize marketing and distribution synergies through the joint distribution of insurance products. The market for insurance products is, however, very competitive, and there can be no assurance that the expected synergies will be realized.

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

YEAR 2000 SYSTEMS MODIFICATIONS

The Company's business units utilize data processing systems in the production of new business and to service business after it is sold. Many of the Company's data processing systems require modifications to enable them to process dates including the year 2000 and beyond. The Company has a thorough and complete plan to address the year 2000 issue and that work is progressing on schedule.

During the years 1997-1999 the Company expects to redirect certain internal and external data processing resources to efforts which will enable these data processing systems to process dates including the year 2000 and beyond. The net effect of the redirection of these resources is not expected to have a material effect on the Company's consolidated financial statements during the 1997-1999 period.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Registrant's annual meeting was held on May 8, 1997.

(b)      The following matters were submitted to a vote of security holders:

         Proposal 1 - Election of Directors
         To elect the following nominees to terms expiring in 2000:

         Nominees                     Votes For          Votes Withheld

         David C. Cox                 34,749,832           245,184
         Luella Gross Goldberg        34,745,853           249,163
         Randy C. James               34,732,377           262,639
         David A. Koch                34,754,357           240,659
         James J. Renier              34,731,980           263,036

         Carolyn H. Baldwin, John H. Flittie, William A. Hodder, James J. Howard III, Richard L. Knowlton, Richard M. Kovacevich, Glen D. Nelson, M.D. and John G. Turner continued to serve as directors following the meeting.

         Proposal 2 - Proposal to Approve the ReliaStar 1993 Stock Incentive Plan As Amended:

                           Votes for:                  29,262,963
                           Votes against:               5,322,441
                           Votes to abstain:              408,927
                           Broker non-votes:                  685

         Proposal 3 - Proposal to Amend the Certificate of Incorporation to change the Corporation's Capital Stock From No Par Value to $.01 Par Value Per Share.

                           Votes for:                33,815,459
                           Votes against:               860,772
                           Votes to abstain:            318,100
                           Broker non-votes:                685

         Proposal 4 - Proposal to Ratify the Appointment of Independent Public
         Accountants:

                           Votes for:                34,713,164
                           Votes against:                94,466
                           Votes to abstain:            187,386
                           Broker non-votes:                  -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         (10)(a)  ReliaStar 1993 Stock Incentive Plan, as amended.

         (11)     Statement re Computation of Per Share Earnings

         (27)     Financial Data Schedule

(b)      Reports on Form 8-K:

         Form 8-K dated June 3, 1997, with respect to the offering of $125.0 million of 8.10% Trust-Originated Preferred Securities by ReliaStar Financing II.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Dated August 12, 1997

                            RELIASTAR FINANCIAL CORP.

                            /s/ Wayne R. Huneke
                            by Wayne R. Huneke
                            Senior Vice President, Chief Financial
                            Officer and Treasurer

                            ReliaStar Financial Corp.
                                  Exhibit Index

Description

(10)(a)           Reliastar 1993 Stock Incentive Plan, as amended

(11)              Statement re Computation of Per Share Earnings

(27)              Financial Data Schedule