Form 10-Q
period 1997-09-30
RELIASTAR FINANCIAL CORP
filed 1997-11-14
CIK 841528

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q



(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________________ to _________________

Commission File Number  1-10640

                           RELIASTAR FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         41-1620373
   -----------------------------                        -------------------
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


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X    NO
    ------     ------

Number of shares of common stock outstanding as of October 31, 1997 was 90,257,708.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           RELIASTAR FINANCIAL CORP.
                     Condensed Consolidated Balance Sheets
                                 (in millions)
                                  (unaudited)



                                                                September 30, 1997   December 31, 1996
                                                                ------------------   -----------------
ASSETS
Fixed Maturity Securities, Available-for-Sale                            $11,011.9           $ 9,298.2
Equity Securities                                                             31.0                36.9
Mortgage Loans on Real Estate                                              2,215.9             1,855.4
Real Estate and Leases                                                        76.2                77.5
Policy Loans                                                                 656.4               549.0
Other Invested Assets                                                         88.9                59.9
Short-Term Investments                                                       162.0               119.4
                                                                         ---------           ---------
  Total Investments                                                       14,242.3            11,996.3
Cash                                                                          26.1                32.4
Accounts and Notes Receivable                                                198.9               171.0
Reinsurance Receivable                                                       308.2               199.0
Deferred Policy Acquisition Costs                                          1,062.0             1,006.0
Present Value of Future Profits                                              512.7               220.2
Property and Equipment, Net                                                  114.1               121.3
Accrued Investment Income                                                    202.7               164.7
Other Assets                                                                 623.8               383.9
Participation Fund Account Assets                                            314.1               316.2
Assets Held in Separate Accounts                                           3,000.6             2,096.0
                                                                         ---------           ---------
   TOTAL ASSETS                                                          $20,605.5           $16,707.0
                                                                         =========           =========

LIABILITIES
Future Policy and Contract Benefits                                      $13,243.5           $11,332.2
Pending Policy Claims                                                        341.4               287.6
Other Policyholder Funds                                                     222.9               190.6
Notes and Mortgages Payable                                                  581.8               407.5
Income Taxes                                                                 194.1               133.8
Other Liabilities                                                            540.0               410.0
Participation Fund Account Liabilities                                       314.1               316.2
Liabilities Related to Separate Accounts                                   2,995.1             2,090.5
                                                                         ---------           ---------
   TOTAL LIABILITIES                                                      18,432.9            15,168.4
                                                                         ---------           ---------

Company-Obligated Mandatorily Redeemable Preferred
 Securities Issued by Consolidated Subsidiaries                              241.8               120.9

SHAREHOLDERS' EQUITY
Common Stock (Shares Issued: 1997, 98.1; 1996, 84.8)                            .9                  .4
Additional Paid-in Capital                                                 1,011.7               571.9
Note Receivable from ESOP                                                    (20.8)              (21.6)
Unamortized Restricted Stock Awards                                           (1.3)               (1.8)
Net Unrealized Investment Gains                                              204.6               140.8
Retained Earnings                                                            921.4               794.2
Less Treasury Common Stock, at Cost (Shares Held: 1997, 7.9;
1996, 4.8)                                                                  (185.7)              (66.2)
                                                                         ---------           ---------
   TOTAL SHAREHOLDERS' EQUITY                                              1,930.8             1,417.7
                                                                         ---------           ---------

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                                  $20,605.5           $16,707.0
                                                                         =========           =========

See accompanying notes to condensed consolidated financial statements.

                           RELIASTAR FINANCIAL CORP.
                  Condensed Consolidated Statements of Income
                      (in millions, except per share data)
                                  (unaudited)

                                                                 Three Months Ended September 30  Nine Months Ended September 30
                                                                 -------------------------------  ------------------------------
                                                                      1997             1996            1997            1996
                                                                 ---------------  --------------  --------------  --------------
REVENUES
Premiums                                                                  $229.1          $205.6        $  648.9        $  619.2
Net Investment Income                                                      274.7           233.7           749.4           703.2
Realized Investment Gains                                                    2.7               -             5.2             8.7
Policy and Contract Charges                                                100.7            61.2           230.3           181.8
Other Income                                                                69.2            44.1           186.6           111.8
                                                                          ------          ------        --------        --------
     Total                                                                 676.4           544.6         1,820.4         1,624.7
                                                                          ------          ------        --------        --------

BENEFITS AND EXPENSES
Benefits to Policyholders                                                  374.2           314.6         1,012.6           966.9
Sales and Operating Expenses                                               149.6           111.1           400.3           312.0
Amortization of Deferred Policy Acquisition Costs
    and Present Value of Future Profits                                     39.0            28.2            99.0            82.4
Interest Expense                                                             9.6             7.2            24.6            21.4
Dividends and Experience Refunds to Policyholders                            4.4             7.7            18.9            15.8
                                                                          ------          ------        --------        --------
     Total                                                                 576.8           468.8         1,555.4         1,398.5
                                                                          ------          ------        --------        --------
Income Before Income Taxes and Net Dividends on
     Preferred Securities of Subsidiaries                                   99.6            75.8           265.0           226.2
Income Tax Expense                                                          34.7            26.3            93.1            79.2
Dividends on Preferred Securities of Subsidiaries, Net of Tax                3.4             1.6             7.2             3.3
                                                                          ------          ------        --------        --------
Net Income                                                                $ 61.5          $ 47.9        $  164.7        $  143.7
                                                                          ======          ======        ========        ========
NET INCOME PER COMMON SHARE
Primary                                                                   $  .66          $  .63        $   1.92        $   1.87
                                                                          ======          ======        ========        ========

Fully Diluted                                                             $  .66          $  .59        $   1.92        $   1.77
                                                                          ======          ======        ========        ========

Net Income Available to Common Shareholders                               $ 61.5          $ 47.4        $  164.7        $  139.0
                                                                          ======          ======        ========        ========
Weighted Average Shares
  Common and Common Equivalent Shares (Primary)                             92.9            75.4            85.4            74.4
  Common Shares Assuming Maximum Dilution (Fully Diluted)                   93.1            80.6            85.7            79.6

See accompanying notes to condensed consolidated financial statements.

                                RELIASTAR FINANCIAL CORP.
           Condensed Consolidated Statements of Shareholders' Equity
                      (in millions, except per share data)
                                  (unaudited)

                                                                        Nine Months Ended September 30
                                                                       --------------------------------
                                                                            1997             1996
                                                                       ---------------  ---------------
10% SENIOR CUMULATIVE PREFERRED STOCK
   Beginning of Year                                                         $      -         $   63.2
   Redeemed                                                                         -            (63.2)
                                                                             --------         --------
      End of Period                                                                 -                -
                                                                             --------         --------
ESOP CONVERTIBLE PREFERRED STOCK
   Beginning of Year                                                                -             28.9
   Redeemed                                                                         -              (.2)
                                                                             --------         --------
      End of Period                                                                 -             28.7
                                                                             --------         --------
COMMON STOCK
   Beginning of Year                                                               .4               .4
   Issued for Acquisition                                                          .1                -
   Issued for Common Stock Split                                                   .4                -
                                                                             --------         --------
      End of Period                                                                .9               .4
                                                                             --------         --------

ADDITIONAL PAID-IN CAPITAL
   Beginning of Year                                                            571.9            566.1
   Issued for Benefit Plans                                                      11.3                -
   Issued for Acquisition                                                       428.3                -
   Loss on Treasury Shares Reissued for Benefit Plans                            (5.9)            (2.9)
   Loss on Treasury Shares Reissued for Acquisition                                 -            (23.9)
   Tax Benefit on Stock Options Exercised                                         6.1              1.8
                                                                             --------         --------
      End of Period                                                           1,011.7            541.1
                                                                             --------         --------
NOTE RECEIVABLE FROM ESOP
   Beginning of Year                                                            (21.6)           (23.4)
   Repayments, Accrued or Paid                                                     .8              1.1
                                                                             --------         --------
      End of Period                                                             (20.8)           (22.3)
                                                                             --------         --------
UNAMORTIZED RESTRICTED STOCK AWARDS
   Beginning of Year                                                             (1.8)            (3.0)
   Awards, Net                                                                    (.2)             (.1)
   Amortization of Restricted Stock Awards                                         .7              1.1
                                                                             --------         --------
      End of Period                                                              (1.3)            (2.0)
                                                                             --------         --------
NET UNREALIZED INVESTMENT GAINS
   Beginning of Year                                                            140.8            246.8
   Change for the Period                                                         63.8           (157.7)
                                                                             --------         --------
      End of Period                                                             204.6             89.1
                                                                             --------         --------
RETAINED EARNINGS
   Beginning  of Year                                                           794.2            647.2
   Net Income                                                                   164.7            143.7
   Dividends to Shareholders:
      10% Senior Cumulative Preferred Stock (1996, $5.00 Per Share)                 -             (3.2)
      ESOP Convertible Preferred Stock (1996, $1.643 Per Share)                     -             (2.1)
      Common Stock (Per Share: 1997, $.45; 1996, $.405)                         (38.0)           (29.6)
   Other, Net                                                                      .5                -
                                                                             --------         --------
      End of Period                                                             921.4            756.0
                                                                             --------         --------
TREASURY COMMON STOCK
   Beginning of Year                                                            (66.2)          (106.1)
   Acquired                                                                    (125.0)               -
   Reissued for Acquisition                                                         -             25.2
   Acquired, Other                                                               (6.6)            (3.5)
   Reissued, Other                                                               12.1             15.9
                                                                             --------         --------
      End of Period                                                            (185.7)           (68.5)
                                                                             --------         --------
TOTAL SHAREHOLDERS' EQUITY                                                   $1,930.8         $1,322.5
                                                                             ========         ========

See accompanying notes to condensed consolidated financial statements.

                           RELIASTAR FINANCIAL CORP.
                Condensed Consolidated Statements of Cash Flows
                                 (in millions)
                                  (unaudited)

                                                                        Nine Months Ended September 30
                                                                       --------------------------------
                                                                            1997             1996
                                                                       ---------------  ---------------

OPERATING ACTIVITIES
Net Income                                                                   $  164.7        $   143.7
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities
     Interest Credited to Insurance Contracts                                   398.6            370.9
     Future Policy Benefits                                                    (238.8)          (180.4)
     Capitalization of Policy Acquisition Costs                                (149.8)          (149.0)
     Amortization of Deferred Policy Acquisition Costs and Present
        Value of Future Profits                                                  99.0             82.4
     Deferred Income Taxes                                                        7.1             14.3
     Net Change in Receivables and Payables                                     (11.8)            47.5
     Other Assets                                                              (103.2)           (50.2)
     Realized Investment Gains, Net                                              (5.2)            (8.7)
     Other                                                                       (2.7)             5.7
                                                                             --------        ---------
          Net Cash Provided by Operating Activities                             157.9            276.2
                                                                             --------        ---------

INVESTING ACTIVITIES
Proceeds from Sales of Fixed Maturity Securities                                284.9            161.3
Proceeds from Maturities or Repayment of Fixed Maturity Securities              694.9            675.2
Cost of Fixed Maturity Securities Acquired                                     (957.8)        (1,140.8)
Sales (Purchase) of Equity Securities, Net                                       13.1             (1.0)
Proceeds of Mortgage Loans Sold, Matured or Repaid                              551.2            316.7
Cost of Mortgage Loans Acquired                                                (794.6)          (291.9)
Sales of Real Estate and Leases, Net                                             12.2             19.0
Policy Loans Issued, Net                                                        (34.6)           (39.6)
Sales (Purchases) of Other Invested Assets, Net                                 (13.7)              .5
Sales (Purchases) of Short-Term Investments, Net                                (42.6)             5.4
Cash Acquired with Acquisition of Security-Connecticut Corp.                     18.5                -
                                                                             --------        ---------
          Net Cash Used by Investing Activities                                (268.5)          (295.2)
                                                                             --------        ---------

FINANCING ACTIVITIES
Deposits to Insurance Contracts                                               1,000.2            855.4
Maturities and Withdrawals from Insurance Contracts                            (965.1)          (866.2)
Retirement of Senior Cumulative Preferred Stock                                     -            (63.2)
Net Proceeds from Issuance of Trust-Originated Preferred Securities             120.8            120.8
Increase in Notes and Mortgages Payable                                         115.6             51.3
Repayment of Notes and Mortgages Payable                                        (15.5)           (66.2)
Issuance of Common Stock Under Stock Option and Other Plans                      17.9             11.0
Dividends on 10% Senior Cumulative Preferred Stock                                  -             (3.2)
Dividends on ESOP Convertible Preferred Stock                                       -             (2.1)
Dividends on Common Stock                                                       (38.0)           (29.6)
Acquisition of Treasury Common Stock                                           (131.6)            (3.5)
                                                                             --------        ---------
          Net Cash Provided by Financing Activities                             104.3              4.5
                                                                             --------        ---------
Decrease in Cash                                                                 (6.3)           (14.5)
Cash at Beginning of Period                                                      32.4             48.5
                                                                             --------        ---------
Cash at End of Period                                                        $   26.1        $    34.0
                                                                             ========        =========

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

Note 2. Accounting Change

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

Effective for transactions occurring on or after January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which have not been deferred by SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 125 requires a company to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in SFAS No. 125. The adoption of this standard did not have a significant effect on the financial results of the Company for the reported period.

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

Note 4. Acquisition

On July 1, 1997, the Company completed the acquisition of Security-Connecticut Corporation (SCC). SCC is a holding company with two primary subsidiaries:
Security-Connecticut Life Insurance Company (Security-Connecticut) of Avon, Connecticut, and Lincoln Security Life Insurance Company (Lincoln Security) of Brewster, New York. The acquisition was effected through a stock-for-stock exchange whereby the Company issued 1.4734 shares of its common stock for each issued and outstanding share of SCC common stock, or approximately 12.7 million additional ReliaStar shares. The transaction was accounted for as a purchase. Accordingly, the results of SCC are included in ReliaStar's results beginning July 1, 1997.

The purchase price was approximately $433 million, which includes approximately $4 million of other direct costs of acquisition. The present value of future profits (PVFP) associated with the acquisition, totaling $324 million was recorded. PVFP reflects the estimated fair value of acquired insurance business in force and represents the portion of the acquisition cost that was allocated to the value of future cash flows from insurance contracts existing at the date of acquisition. Based on current conditions and assumptions as to future events on acquired policies in force, the Company expects that the net amortization of the initial PVFP balance for the business in force acquired from SCC will be between 4% and 8% in each of the years 1998 through 2002. Goodwill totaling $140 million, representing the excess of the amount paid to acquire SCC over the fair value of net assets acquired, was recorded and is being amortized over a 40 year period. The initial valuation of the assets and liabilities of SCC as of the acquisition date is reflected in the Company's consolidated balance sheet as of September 30, 1997. These initial valuations are subject to change for information obtained after the acquisition date but prior to the end of the allocation period (usually not to exceed one year).

During the third quarter of 1997, the Company repurchased 3,252,200 of its common shares, completing the $125.0 million common stock buyback program in conjunction with the acquisition of SCC. The repurchase was financed with the proceeds of the 8.10% Preferred Securities issued on June 3, 1997 (See Note 5).

Pro forma unaudited revenues, net income and fully diluted earnings per common share for the three months ended September 30, 1996 and the nine months ended September 30, 1997 and 1996, assuming the acquisition had been completed at the beginning of each period presented, were as follows (in millions, except per share data):


                                           Three Months Ended  Nine Months Ended
                                              September 30        September 30
                                                  1996           1997      1996
                                           ------------------  --------  --------

Revenues                                         $627.8        $1,978.1  $1,877.9
Net Income                                         55.1           178.8     170.6
Fully Diluted Earnings per Common Share            0.59            1.90      1.81

The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had this acquisition been completed at the beginning of each period presented or of future operations of the combined companies.

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

Note 6. Split of Common Stock

In August 1997, the Board of Directors approved a 2-for-1 split of the Company's common stock. The split was effected by a 100% dividend of the Company's common stock on September 10, 1997 for each common share owned by shareholders of record at the close of business August 19, 1997. All share and per common share amounts have been adjusted to reflect the 2-for-1 common stock split.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           RELIASTAR FINANCIAL CORP.


RESULTS OF OPERATIONS

Pretax results of operations by business segment are summarized below (in millions):


                                                                  Three Months          Nine Months
                                                               Ended September 30   Ended September 30
                                                               -------------------  -------------------
                                                                 1997      1996       1997      1996
                                                               --------  ---------  --------  ---------
Pretax Operating Income (Loss)/1/
 Individual Insurance                                             $60.5     $52.2     $167.8    $151.6
 Employee Benefits                                                 15.0      12.4       39.8      34.4
 Life and Health Reinsurance                                       13.1      11.7       39.2      35.9
 Pension                                                            4.1       3.6       12.4      11.2
 Corporate and Other                                                4.7      (4.1)       2.1     (13.8)
                                                                  -----     -----     ------    ------
  Pretax Operating Income                                          97.4      75.8      261.3     219.3
Pretax Net Realized Investment Gains (Losses)                       2.2         -        3.7       6.9
                                                                  -----     -----     ------    ------
 Pretax Income Before Dividends
  on Preferred Securities of Subsidiary                            99.6      75.8      265.0     226.2
Income Tax Expense                                                 34.7      26.3       93.1      79.2
Dividends on Preferred Securities of Subsidiary, Net of Tax         3.4       1.6        7.2       3.3
                                                                  -----     -----     ------    ------
 Net Income                                                       $61.5     $47.9     $164.7    $143.7
                                                                  =====     =====     ======    ======

1 Operating income excludes realized investment gains and losses and their impact on the amortization of deferred policy acquisition costs (DAC) and present value of future profits (PVFP). Prior period information has been restated to reflect this definition of operating income.

The discussion of business segment results that follows refers to the above pretax segment results and, in each instance, amounts are before income taxes unless otherwise noted.

Acquisition
-----------

On July 1, 1997, the Company completed the acquisition of Security-Connecticut Corporation (SCC) (See Note 4 of Notes to Condensed Consolidated Financial Statements). The acquisition was accounted for using the purchase method of accounting and, accordingly, the condensed consolidated financial statements include the results of operations of the former SCC subsidiaries from the date of acquisition. The results of operations for periods prior to July 1, 1997 do not include the operating results of the former SCC subsidiaries and, therefore, current period operating results are not directly comparable with those of prior periods.

Individual Insurance
--------------------

The Individual Insurance segment of the Company is composed of the individual insurance division of ReliaStar Life Insurance Company (ReliaStar Life), Northern Life Insurance Company (Northern), ReliaStar United Services Life Insurance Company (United Services), ReliaStar Bankers Security Life Insurance Company (Bankers Security), Security-Connecticut Life Insurance Company (Security-Connecticut) and Lincoln Security Life Insurance Company (Lincoln Security). These subsidiaries are sometimes collectively referred to as the Insurers.

Pretax operating income for the third quarter of 1997 increased $8.3 million, or 16%, compared with the same period in 1996. The increase in earnings is primarily due to the additional earnings in 1997 of Security-Connecticut and Lincoln Security which totaled $11.6 million. Excluding Security-Connecticut and Lincoln Security, pretax operating income decreased $3.3 million compared with the prior year. The decrease was primarily due to a decrease in interest spreads and increased noncapitalized expenses, including expenses related to new product development and roll-out and technology investments. Partially offsetting these unfavorable variances was a 9% growth in assets under management, excluding Security-Connecticut and Lincoln Security. The average interest spread of 243 basis points in the third quarter of 1997 compares to 248 basis points in the third quarter of 1996. This decrease in spreads reflects a 13 basis point decrease in the portfolio yield and a 8 basis point reduction in the average crediting rate. Assets under management grew from $11.0 billion as of September 30, 1996 to $13.8 billion as of September 30, 1997. This growth includes $1.8 billion of assets under management from the acquired operations of Security-Connecticut and Lincoln Security. Year-to-date earnings increased 11% over the comparable period in 1996 also primarily due to the additional earnings contributed by Security-Connecticut and Lincoln Security. Excluding the $11.6 million of pretax operating income of Security-Connecticut and Lincoln Security, year-to-date earnings increased 3% over the comparable period in 1996 due primarily to growth in assets under management. It should be noted that the interest spread calculation is an annualized measure and can be overly influenced in a particular period by the level of prepayments, recoveries on problem investments and other variances in the level of net investment income. For some of the business included in the Individual Insurance Segment, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. The balance of the business has crediting rates that can be changed on the policy anniversary or some other date. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates and are guaranteed on most new premiums received to the end of the calendar year.

Employee Benefits
-----------------

Pretax operating income for the third quarter of 1997 increased $2.6 million, or 21%, compared with the same period in 1996. The increase in operating income for the third quarter reflects improved operating expense ratios in the group medical insurance operations. Pretax operating income for the nine months ended September 30, 1997 increased 16%, as compared to the same period last year, due primarily to improved mortality experience and lower operating expenses.

Life and Health Reinsurance
---------------------------

Pretax operating income of the Life and Health Reinsurance segment for the third quarter of 1997 increased $1.4 million, or 12%, when compared with the same period in 1996. Operating income for the segment was higher than 1996 due primarily to a 15% increase in net earned premiums, partially offset by higher commission expenses. Pretax operating income for 1997 year-to-date increased 9% over the same period in 1996 primarily due to a 17% growth in earned premiums, partially offset by higher experience rating refunds and higher commission expenses. Earnings in the reinsurance business can fluctuate based upon a number of factors, including pricing, market capacity, the availability and pricing of retrocessional programs, loss experience and the risk profile of the book of business included in this segment.

Pension
-------

Pretax operating income of the Pension segment for the third quarter of 1997 increased $.5 million, or 14%, when compared with the same period in 1996. Pretax operating income from the small employer 401(k) line of business increased $0.9 million to $2.2 million for the third quarter of 1997. Income in the 401(k) line of business increased primarily due to higher separate account fees reflecting the growth in assets under management. Pretax operating income from the Company's closed block of pension contract liabilities decreased $0.4 million to $1.9 million for the third quarter of 1997 compared with the same period last year. Year-to-date pretax operating income for 1997 increased 11% primarily due to increased assets under management in the 401(k) line of business, partially offset by a decrease in earnings caused by the decline in the closed block of pension contract liabilities.

Corporate and Other
-------------------

Pretax operating results for Corporate and Other for the third quarter of 1997 increased $8.8 million when compared with the same period in 1996. This favorable variance was primarily due to increased operating earnings from the Company's mutual fund operations, increased recovery of corporate costs from other business segments and a $3.9 million pretax gain on the sale of certain assets of Washington Square Advisers, Inc. (WSA), the Company's fixed income fund investment manager for unaffiliated institutions. Partially offsetting these favorable items were increased interest costs associated with debt assumed from SCC. Year-to-date pretax operating results for 1997 increased $15.9 million from the same period of 1996 primarily due to the improved operating earnings from the

Company's mutual fund and mortgage banking operations, increased recovery of corporate costs from other business segments and the gain on the sale of WSA.

REALIZED INVESTMENT GAINS AND LOSSES

The sources of pretax realized investment gains (losses) were as follows (in millions):

                                                    Three Months           Nine Months
                                                 Ended September 30     Ended September 30
                                                ---------------------  --------------------
                                                    1997        1996      1997       1996
                                                -------------  ------  ----------  --------
Net Gains (Losses) on Sales of Investments
    Fixed Maturity Securities
      Gross Gains                                      $ 2.0   $   -       $ 4.6     $ 6.1
      Gross Losses                                       (.4)   (3.5)       (4.6)     (3.6)
    Equity Securities                                    1.5     1.6         3.9       1.7
    Mortgage Loans                                         -      .1          .1        .1
    Foreclosed Real Estate                                 -      .3          .1        .6
    Real Estate                                           .2     2.0          .3       2.7
    Other                                                1.1     1.6         6.7       7.3
Provision for Losses on Investments
    Fixed Maturity Securities                              -       -        (1.7)     (1.1)
    Mortgage Loans                                       (.5)    (.7)       (1.9)     (1.9)
    Foreclosed Real Estate                               (.5)   (1.3)       (1.6)     (2.7)
    Real Estate                                          (.7)    (.1)        (.7)      (.5)
                                                       -----   -----       -----     -----
        Pretax Realized Investment Gains                 2.7       -         5.2       8.7
DAC/PVFP Amortization /1/                                (.5)      -        (1.5)     (1.8)
                                                       -----   -----       -----     -----
        Pretax Net Realized Investment Gains           $ 2.2   $   -       $ 3.7     $ 6.9
                                                       =====   =====       =====     =====

1  Due to pretax realized investment gains and losses.

The Company establishes allowances and writes down the value of specific assets based upon its continuing review of individual investments. The Company's recording of allowances and write-downs based upon a review of individual problem assets results in fluctuations in the level of the provision for losses on investments reported in each period. The provision for losses on investments is affected to a significant degree by general economic conditions and the status of the real estate market. While the Company believes it has set aside appropriate reserves and allowances for problem investments, subsequent economic and market conditions may require the establishment of additional reserves.

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

During the third quarter of 1997, the Company repurchased 3,252,200 of its common shares, completing the $125.0 million common stock buyback program in conjunction with the acquisition of SCC. The repurchase was financed with the proceeds of the 8.10% Preferred Securities issued on June 3, 1997.

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

The Insurers' investment portfolios represent a significant source of liquid assets. As of September 30, 1997, the Insurers' investment portfolio included $8.0 billion (39% of total assets) of short-term investments and investment grade marketable bonds. The September 30, 1997 investment portfolio also included $2.6 billion of investment grade privately placed bonds which, while not publicly traded, are an additional source of liquidity.

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

Changes in interest rates may affect the incidence of policy surrenders and other withdrawals. In addition to the potential impact on liquidity, unanticipated withdrawals in a changed interest rate environment could adversely affect earnings if the Company were required to sell investments at reduced values in order to meet liquidity demands. The Company manages the asset and liability portfolios in order to minimize the adverse earnings impact of changing market interest rates. The Company seeks assets which have duration characteristics similar to the liabilities which they support. The Company also uses derivative instruments, such as interest rate swaps, to adjust the duration of the asset and liability portfolios (see Investments - Derivative Financial Instruments). The Company closely monitors its derivative usage and has procedures in place to manage counter-party risks and related exposures.

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

CONSOLIDATED CASH FLOWS

The Company's cash balance at September 30, 1997 was $26.1 million. During the third quarter of 1997, net cash provided by operating and financing activities was $157.9 million and $104.3 million, respectively, which was offset by net cash used by investing activities of $268.5 million.

The $157.9 million of net cash provided by operating activities was primarily the result of positive cash flow from premiums and investment income in excess of cash outflows for insurance benefits and sales and operating expenses. Net cash provided by financing activities of $104.3 million was primarily the result of the issuance of the 8.10% Preferred Securities, proceeds from short-term borrowings and issuance of commercial paper partially offset by the repurchase of common stock.

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

The following table provides information regarding the composition of the Company's invested assets as of the indicated dates (in millions):

                                    September 30, 1997    December 31, 1996
                                    -------------------  -------------------
                                     Amount    Percent    Amount    Percent
                                    ---------  --------  ---------  --------
Investment Grade Bonds:
    Marketables                     $ 7,798.7     54.8%  $ 6,604.9     55.0%
    Private Placements                2,551.5     17.9     2,156.2     18.0
                                    ---------    -----   ---------    -----
        Subtotal                     10,350.2     72.7     8,761.1     73.0

Below Investment Grade Bonds:
    Marketables                         319.0      2.2       279.7      2.4
    Private Placements                  337.6      2.4       255.4      2.1
                                    ---------    -----   ---------    -----
           Subtotal                     656.6      4.6       535.1      4.5

Equity Securities                        31.0       .2        36.9       .3
Commercial Mortgages                  1,519.1     10.7     1,359.6     11.3
Mortgages, Residential and Other        696.8      4.9       495.8      4.1
Real Estate                              76.2       .5        77.5       .7
Short-Term Investments                  162.0      1.1       119.4      1.0
Other                                   750.4      5.3       610.9      5.1
                                    ---------    -----   ---------    -----
    Total Invested Assets           $14,242.3    100.0%  $11,996.3    100.0%
                                    =========    =====   =========    =====

FIXED MATURITY SECURITIES

The amounts invested in fixed maturity securities as of September 30, 1997 and December 31, 1996 were $11.0 billion and $9.3 billion, respectively. The average marketable and private placement bond investments in a single corporate issuer (excluding structured finance securities such as CMOs, mortgage-backed pass throughs and asset-backed securities) as of September 30, 1997 were $9.3 million and $6.7 million, respectively.

All of the Company's marketable and privately placed bonds are required to be evaluated by the Securities Valuation Office (SVO) of the NAIC. The SVO evaluates the investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAICOs categories closely follow the public rating agencies' definition for marketable bonds. NAIC categories 1 and 2 include bonds considered investment grade (BBB or higher) by the public rating agencies. Categories 3 through 6 are referred to as below investment grade (BB or lower).

As of September 30, 1997, the weighted average book yields of the Company's investment grade portfolio and below investment grade portfolio were 7.7% and 8.8%, respectively. The weighted average book yield is not necessarily reflective of the net investment income ultimately realized by the Company. Investments with greater credit risk have a greater risk of default than investment grade securities, and accordingly, some of the incremental book yield of the below investment grade portfolio may not be realized.

The following tables identify the amortized cost and the fair value of the Company's fixed maturity securities with respect to each NAIC credit classification as of the indicated dates (in millions):

                                         September 30, 1997
-----------------------------------------------------------------------------------------------
                             Marketables                          Private Placements
               ------------------------------------    ----------------------------------------
    NAIC       Amortized  Gross Unrealized     Fair    Amortized   Gross Unrealized      Fair
                          -----------------                       -------------------
   Rating        Cost      Gains   (Losses)   Value      Cost      Gains    (Losses)    Value
-------------  ---------  -------  --------  --------  ---------  --------  ---------  --------

1               $5,386.5   $232.4   $ (7.1)  $5,611.8   $  907.5    $ 38.4    $ (4.6)  $  941.3
2                2,094.1     94.9     (2.1)   2,186.9    1,552.6      59.5      (1.9)   1,610.2
3                  284.9     12.3      (.1)     297.1      213.7       5.0       (.6)     218.1
4                   18.9       .6      (.1)      19.4       88.3       3.1       (.2)      91.2
5                    2.4       .1        -        2.5       28.7        .2      (2.0)      26.9
6                      -        -        -          -        1.4         -         -        1.4
Redeemable
  Preferred
  Stock              3.2       .5        -        3.7        1.6         -       (.2)       1.4
                --------   ------   ------   --------   --------    ------    ------   --------
   Total        $7,790.0   $340.8   $ (9.4)  $8,121.4   $2,793.8    $106.2    $ (9.5)  $2,890.5
                ========   ======   ======   ========   ========    ======    ======   ========


                                       December 31, 1996
-----------------------------------------------------------------------------------------------
                            Marketables                           Private Placements
               ------------------------------------    ----------------------------------------
    NAIC       Amortized  Gross Unrealized     Fair    Amortized   Gross Unrealized      Fair
                          ----------------                         ----------------
   Rating        Cost      Gains   (Losses)   Value      Cost      Gains    (Losses)    Value
-------------  ---------  -------  -------   --------  ---------  --------  --------   --------

1               $4,738.4   $189.6   $(20.6)  $4,907.4   $  779.7    $ 29.4    $ (3.6)  $  805.5
2                1,633.7     70.2     (6.4)   1,697.5    1,311.3      43.0      (3.6)   1,350.7
3                  252.3      8.3     (1.6)     259.0      158.2       3.0      (1.4)     159.8
4                   18.9      0.3     (0.3)      18.9       58.7       1.5      (0.7)      59.5
5                    1.8      0.1     (0.1)       1.8       35.9       0.2      (2.5)      33.6
6                      -        -        -          -        2.5         -         -        2.5
Redeemable
  Preferred
  Stock              0.5        -        -        0.5        1.6         -      (0.1)       1.5
                --------   ------   ------   --------   --------    ------    ------   --------
   Total        $6,645.6   $268.5   $(29.0)  $6,885.1   $2,347.9    $ 77.1    $(11.9)  $2,413.1
                ========   ======   ======   ========   ========    ======    ======   ========

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in millions).


                                           September 30, 1997    December 31, 1996
                                          --------------------  -------------------
                                          Amortized    Fair     Amortized    Fair
                                            Cost       Value      Cost      Value
                                          ---------  ---------  ---------  --------
Due in One Year or Less                   $   193.9  $   195.6   $  155.8  $  157.4
Due After One Year Through Five Years       3,621.2    3,747.5    2,967.6   3,057.0
Due After Five Years Through Ten Years      2,947.1    3,090.4    2,622.4   2,723.6
Due After Ten Years                         1,347.0    1,416.4    1,055.3   1,108.7
Mortgage-Backed/Structured Finance
  Securities                                2,474.6    2,562.0    2,192.4   2,251.5
                                          ---------  ---------   --------  --------
     Total                                $10,583.8  $11,011.9   $8,993.5  $9,298.2
                                          =========  =========   ========  ========

The fair values for the marketable bonds are based upon the quoted market prices for bonds actively traded. The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values. Fair market values for privately placed bonds which are not considered problems are determined utilizing a commercially available pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. Utilizing these data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond. Fair values for privately placed bonds which are considered problems are determined through consideration of factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees and the Company's evaluation of the borrower's ability to compete in its relevant market (see Problem Investments).

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

The Company's marketable and private placement bond portfolios were diversified by industry (based upon amortized cost) as of the indicated dates as set forth in the following table:


                                       Marketables                Private Placements
                              -----------------------------  -----------------------------
                              September 30,   December 31,   September 30,   December 31,
                                   1997           1996            1997           1996
                              --------------  -------------  --------------  -------------

Basic Materials                         6.9%           6.7%            8.5%           9.5%
Consumer Non-Cyclical                   6.0            6.0            17.9           18.4
Consumer Products/Services              8.1            7.3            19.1           18.4
Energy                                  5.8            6.2             6.2            6.9
Financial Services                     19.9           19.3            16.9           18.6
Government                              3.3            3.5              .7             .8
Industrial                              3.7            3.6            12.6           10.3
Mortgage-Backed/Structured
  Finance Securities                   31.3           32.2             1.4            1.2
Real Estate                              .5             .3             1.1            1.3
Retailing                               2.1            2.3             5.9            5.9
Technology                              2.1            2.5             2.9            3.2
Utilities                              10.3           10.1             6.8            5.5
                                      -----          -----           -----          -----
  Total                               100.0%         100.0%          100.0%         100.0%
                                      =====          =====           =====          =====

BELOW INVESTMENT GRADE INVESTMENTS

Issuers of below investment grade debt frequently have relatively high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are issuers of investment grade securities.

The largest investment in below investment grade bonds of any one borrower was approximately two-tenths of one percent of invested assets at September 30, 1997. The largest investment in below investment grade bonds of any one industry grouping was approximately 1.7% of invested assets at September 30, 1997. The portfolio of below investment grade bonds is regularly analyzed and managed in an effort to avoid concentration risks.

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

                                                         September 30, 1997
                                                       -----------------------
                                                        Amortized
                                                           Cost     Fair Value
                                                        ---------   ----------
Adjustable Rate Pass Through MBS Securities:
6% - 7%                                                   $  105.8    $  106.7
7% - 8%                                                      265.2       265.7
Above 8%                                                      61.5        62.4

Fixed Rate Pass Through MBS Securities:
Below 9%                                                     106.2       107.9
Above 9%                                                      11.0        11.6

Planned Amortization Class MBS Securities:
Below 7%                                                     307.7       323.2
7% - 8%                                                      393.1       413.0
8% - 9%                                                      133.5       139.8
Above 9%                                                       8.9         9.3

Other MBS Securities:
Below 7%                                                     222.9       234.7
7% - 8%                                                       93.7       101.9
8% - 9%                                                       29.4        31.1
Above 9%                                                      14.0        14.6
                                                          --------    --------
     Total MBS Securities                                 $1,752.9    $1,821.9
                                                          ========    ========

The Company invests in asset-backed securities in addition to the MBS securities described above. As of September 30, 1997, the Insurers held asset-backed securities with an amortized cost of $721.7 million and a fair value of $740.1 million.

MORTGAGE LOANS

The Company's commercial mortgage loans generally range in size from $1 million to $10 million, with the average commercial mortgage loan investment as of September 30, 1997 being approximately $2.4 million.

The commercial mortgage loan portfolio diversification by property type and geographic region of the United States was as follows:

                     September 30,   December 31,
                          1997           1996
                     --------------  -------------

Property Type
-------------
Office                        21.6%          24.6%
Industrial                    21.6           23.5
Special Purpose               18.0           17.3
Retail                        17.3           16.1
Apartment                     20.1           15.7
Hotel/Motel                    1.4            2.8
                             -----          -----
     Total                   100.0%         100.0%
                             =====          =====

                     September 30,   December 31,
                          1997           1996
                     --------------  -------------

Geographic Region
-----------------

Midwest                       30.9%          31.6%
Pacific                       26.0           30.1
Southeast                     19.7           18.2
Northeast                     10.0            8.7
Mountain                       7.8            6.5
Southwest                      5.6            4.9
                             -----          -----
    Total                    100.0%         100.0%
                             =====          =====

The weighted average yield of the commercial mortgage loan portfolio as of September 30, 1997 was 8.6%. The weighted average maturity of these loans was
6.9 years.

The Company invests in individual and pools of individual residential mortgage loans in addition to the structured finance securities backed by residential mortgages (see Fixed Maturity Securities). As of September 30, 1997 and December 31, 1996, the Insurers held $695.4 and $493.9 million, respectively, of non-securitized residential mortgage loans.

UNREALIZED INVESTMENT GAINS AND LOSSES

All of the Company's debt and equity securities are classified as available-for-sale and carried at fair value on the Condensed Consolidated Balance Sheets with unrealized investment gains and losses excluded from income and reported as a separate component of shareholders' equity.

The components of net unrealized investment gains reported in shareholders' equity are shown below (in millions):


                                     September 30,   December 31,
                                          1997           1996
                                     --------------  -------------
Unrealized Investment Gains                $ 435.6         $310.5
DAC/PVFP Adjustment                         (120.8)         (93.8)
Deferred Income Taxes                       (110.2)         (75.9)
                                           -------         ------
  Net Unrealized Investment Gains          $ 204.6         $140.8
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

The following table sets forth the asset duration, portfolio duration and target duration for the investment portfolio of each business segment (in years):

                                         September 30, 1997
                               ----------------------------------------
                                     Asset         Portfolio   Target
                                    Duration       Duration   Duration
                               ------------------  ---------  ---------
Individual Insurance                         3.91       4.05  3.5 - 5.0
Employee Benefits                            3.25       3.55  3.5 - 8.0
Life and Health Reinsurance                  4.29       4.38  3.5 - 8.0
Pension                                      2.17       2.89  2.5 - 3.5

At September 30, 1997, the Company had 71 interest rate swap contracts in effect with a notional amount of $1.16 billion. At December 31, 1996, the Company had 69 interest rate swap contracts in effect with a notional amount of $1.11 billion. During the nine months ended September 30, 1997, seven new interest rate swap contracts were entered into with a notional amount of $140.0 million and five interest rate swap contracts matured with a notional amount of $87.0 million. There were no terminations of interest rate swap contracts prior to maturity during the first nine months of 1997. The Company had no deferred gains or losses at September 30, 1997 related to interest rate swap contracts terminated early. The estimated fair value of the interest rate swap contracts in effect at September 30, 1997 was an unrealized gain of $10.4 million.

All of the interest rate swap contracts are standard contracts whereby the Company pays a floating rate of interest (generally based upon the LIBOR rate as determined from time to time) and receives a fixed rate (generally a specified contract rate). The following table details the characteristics of the Company's interest rate swap contracts at September 30, 1997 (dollars in millions).

                                                 Notional  Range of Fixed
                                                  Amount   Rates Received
                                                 --------  ---------------
Maturing in One Year or Less                     $  305.0       7.0 - 8.7%
Maturing After One Year Through Three Years         350.0       5.2 - 6.9%
Maturing After Three Years Through Five Years       347.5       5.3 - 8.2%
Maturing After Five Years Through Seven Years       160.0       6.3 - 7.0%
                                                 --------
     Total Notional Amount                       $1,162.5
                                                 ========

The Company monitors the effect of the swap position on reported income. The Company's investment portfolio includes a substantial amount of floating rate investments. Changes in market interest rates have an opposite (and approximately offsetting) effect on the reported income from the swap portfolio. Accordingly, the reported investment income (or losses) attributable to the Company's swap position will be approximately offset by the changed investment income of the Company's floating or adjustable rate investments in a changing rate environment. At September 30, 1997, the Company held $1.5 billion of adjustable rate invested assets, short-term investments and cash.

In addition, the Company uses interest rate caps as part of its overall interest rate risk management strategy for certain annuity products primarily to hedge the risk of investment losses due to product surrenders in an increasing interest rate environment. The Company held eight interest rate caps with a notional amount of $510 million as of September 30, 1997.

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

The amortized cost of Problem Investments, net of related write-offs and allowances and non-recourse debt, is shown below (in millions):

                                        September 30,  December 31,
                                            1997           1996
                                        -------------  ------------
Fixed Maturity Securities/1/                    $15.7         $15.5
Commercial Mortgage Loans                        12.7          22.4
Residential and Other Mortgage Loans              4.0           4.2
Investment Real Estate/2/                         8.4          12.3
Foreclosed Real Estate                           43.1          37.4
                                                -----         -----
    Total                                       $83.9         $91.8
                                                =====         =====

/1/ Problem fixed maturity securities that were marketables totaled $.9 million as of September 30, 1997.

/2/ The amounts shown represent real estate acquired as an investment which the Company has determined to be Problem Investments.

The amortized cost of Problem Investments in the preceding table reflects reductions for write-offs and allowances taken by the Company. The cumulative amounts of such write-offs and allowances on problem invested assets of the Insurers on the Condensed Consolidated Balance Sheets were as follows (in millions):


                                        September 30,  December 31,
                                            1997           1996
                                        -------------  ------------
Fixed Maturity Securities                       $ 9.0         $ 8.3
Commercial Mortgage Loans                         8.7          10.5
Residential and Other Mortgage Loans               .9            .7
Foreclosed Real Estate                           25.8          24.7

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

The following tables set forth the distribution of problem commercial mortgage loans by property type and geographic region:

                    September 30,   December 31,
Property Type          1997           1996
-------------      --------------  -------------
Office                  68.8%          67.9%
Retail                  15.4           15.4
Industrial              12.3           13.2
Hotel/Motel              3.5            3.5
                       -----          -----
     Total             100.0%         100.0%
                       =====          =====

                     September 30,   December 31,
Geographic Region       1997           1996
-------------------  -------------   ------------
Midwest                56.0%          51.5%
Southeast              17.7           21.0
Pacific                16.3           17.2
Southwest               6.0            6.3
Northeast               2.8            2.7
Mountain                1.2            1.3
                      -----          -----
     Total            100.0%         100.0%
                      =====          =====

The Company also monitors its portfolios in an attempt to identify loans which are not currently classified as Problem Investments, but where the Company has knowledge which causes it to have serious doubts as to the ability of borrowers to comply with the present loan repayment terms. These loans (Potential Problem Investments) are subject to increased scrutiny and review by the Company. The amounts of private placements and mortgage loan Potential Problem Investments were $43.9 million and $12.4 million, respectively, at September 30, 1997.

KNOWN TRENDS AND UNCERTAINTIES WHICH MAY AFFECT FUTURE REPORTED RESULTS

OPERATIONAL INTEGRATION

The Company is currently experiencing increased expenses in its Individual Insurance operations. (See Results of Operations - Individual Insurance.) The Company continues to review the administrative operations of its various individual insurance businesses to determine whether consolidation or other actions would create operating efficiencies. At the time these decisions are made, the Company may be required to accrue certain costs associated with the implementation of those actions.

Management has not made a final determination of, if or when any such actions may be taken.

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

LITIGATION

The Company is a defendant in a number of lawsuits arising out of the normal course of its businesses, including several class action suits which seek both compensatory and punitive damages. The Company believes the results of litigation will not have a material adverse effect on the result of operations or financial position of the Company. Some life insurers have recently been subjected to significant awards in connection with class actions and/or suits seeking punitive damages. While the Company is not aware of any actions or allegations which should reasonably give rise to any material adverse effect, it is possible that the Company could be subjected to such a claim in an amount which could be material.

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

During the years 1997-1999 the Company expects to redirect certain internal and external data processing resources to efforts which will enable these data processing systems to process dates including the year 2000 and beyond. The Company does not believe the net affect of these efforts will materially affect the Company's consolidated financial statements during the 1997-1999 period, however, some additional expenditure for external resources will be incurred.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of the Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      (11) Statement re Computation of Per Share Earnings

      (27)  Financial Data Schedule

(b)    Reports on Form 8-K filed during the quarter ended September 30, 1997:

       Form 8-K dated July 1, 1997, with respect to the acquisition of Security-Connecticut Corporation

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Dated   November 12, 1997
                               -----------------

                           RELIASTAR FINANCIAL CORP.



                                /s/ Wayne R. Huneke
                                -------------------
                                by Wayne R. Huneke
                                Senior Vice President, Chief Financial
                                Officer and Treasurer

                           ReliaStar Financial Corp.
                                 Exhibit Index

Description
-----------

(11)    Statement re Computation of Per Share Earnings

(27)    Financial Data Schedule