Form 10-K
period 1997-12-31
RELIASTAR FINANCIAL CORP
filed 1998-03-23
CIK 841528

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1997
                              -----------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________
Commission file number  1-10640
                       ---------

                           RELIASTAR FINANCIAL CORP.
                           -------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                      41-1620373
----------------------------------------------------    --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

20 WASHINGTON AVENUE SOUTH, MINNEAPOLIS, MINNESOTA              55401
----------------------------------------------------       -------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         (612)372-5432

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
          Title of each class                    which registered
          -------------------                ------------------------
Common Stock, $.01 Par Value                  New York Stock Exchange
Preferred Share Purchase Rights               New York Stock Exchange
8.20% Trust-Originated Preferred Securities New York Stock Exchange 8.10% Trust-Originated Preferred Securities New York Stock Exchange

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

                       X    Yes                      No
                      ---                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [    ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 27, 1998, was $4,337,173,404.

The number of shares outstanding of the Registrant's common stock as of February 27, 1998, was 90,949,901.

Documents Incorporated By Reference:

Parts of the Registrant's Annual Report for the year ended December 31, 1997, are incorporated by reference in Part II of this Form 10-K.

Parts of the Registrant's Proxy Statement to be dated March 24, 1998, are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

ReliaStar Financial Corp. ("Registrant" or "ReliaStar") is a holding company whose subsidiaries specialize in life insurance and related financial services businesses. Through ReliaStar Life Insurance Company ("ReliaStar Life") Minneapolis, Minnesota, and other subsidiaries, the Registrant provides and distributes individual life insurance and annuities; employee benefit products and services; life and health reinsurance; retirement plans; mutual funds; residential mortgages and personal finance education. The Registrant operates in four business segments: Individual Insurance, Employee Benefits, Life and Health Reinsurance and Pension.

Other life insurance subsidiaries, each of which is owned directly or indirectly by ReliaStar Life, are Northern Life Insurance Company ("Northern"), Seattle, Washington; ReliaStar United Services Life Insurance Company ("United Services"), Arlington, Virginia; Security-Connecticut Life Insurance Company ("Security-Connecticut"), Avon, Connecticut; and ReliaStar Life Insurance Company of New York ("RLNY"), Woodbury, New York. Effective January 1, 1998, Lincoln Security Life Insurance Company ("Lincoln Security") merged with and into ReliaStar Bankers Security Life Insurance Company, ("Bankers Security") and the surviving entity was renamed RLNY. These subsidiaries are sometimes collectively referred to as the "Insurers". Additional subsidiaries include ReliaStar Investment Research Inc., Minneapolis, Minnesota; Washington Square Securities, Inc., Minneapolis, Minnesota; ReliaStar Mortgage Corporation, West Des Moines, Iowa; Northstar Investment Management Corporation, Greenwich, Connecticut; PrimeVest Financial Services, Inc., St. Cloud, Minnesota; and Successful Money Management Seminars, Inc., Portland, Oregon.

The Registrant's strategy is to compete by providing its customers with the information, products and services they need to make financial choices.

Financial information by business segment is summarized as follows:

                                            Year Ended December 31
                                        -------------------------------
(In Millions)                             1997       1996       1995
                                        ---------  ---------  ---------
Revenues:
  Individual Insurance                  $1,437.4   $1,222.8   $1,147.0
  Employee Benefits                        627.2      643.5      661.9
  Life and Health Reinsurance              240.7      200.3      180.9
  Pension                                   65.1       68.4       76.6
  Other                                    139.9       55.6       24.0
                                        --------   --------   --------
    Total                               $2,510.3   $2,190.6   $2,090.4
                                        ========   ========   ========

Pretax Operating Income (Loss):
  Individual Insurance                  $  228.8   $  204.5   $  181.6
  Employee Benefits                         52.1       46.0       44.1
  Life and Health Reinsurance               57.5       50.7       43.5
  Pension                                   15.9       14.0       10.3
  Other                                     (3.6)     (19.3)     (23.5)
                                        --------   --------   --------
    Total                               $  350.7   $  295.9   $  256.0
                                        ========   ========   ========

Pretax Income (Loss) from Continuing
 Operations:
  Individual Insurance                  $  237.0   $  212.2   $  186.0
  Employee Benefits                         53.3       47.7       46.2
  Life and Health Reinsurance               57.8       50.8       43.7
  Pension                                   13.7       12.9       10.1
  Other                                     (1.9)     (19.5)     (26.2)
                                        --------   --------   --------
    Total                               $  359.9   $  304.1   $  259.8
                                        ========   ========   ========


Identifiable Assets (As of December 31):
  Individual Insurance                      $16,570.8  $13,022.8  $12,378.0
  Employee Benefits                             921.2      906.1      883.0
  Life and Health Reinsurance                   530.0      417.8      357.5
  Pension                                     2,144.3    1,681.9    1,389.5
  Other                                         834.5      678.4      511.2
                                            ---------  ---------  ---------
    Total                                   $21,000.8  $16,707.0  $15,519.2
                                            =========  =========  =========

Notes:
Financial information prior to July 1997 has not been restated to reflect the contributions of Security-Connecticut Corp.

"Other" includes amounts from operations not deemed to be reportable business segments, corporate operations and assets and inter-segment eliminations and adjustments. Identifiable assets are those assets that are used in the Registrant's operations in each business segment.

Operating income excludes realized investment gains and losses and their impact on the amortization of deferred policy acquisition costs and present value of future profits.

Additional information concerning the Registrant may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Annual Report for the year ended December 31, 1997, attached hereto as Exhibit 13 and which is incorporated herein by reference.

INDIVIDUAL INSURANCE

The Registrant's individual life insurance and annuity operations are conducted through the Insurers. Each of the Insurers maintains product portfolios specifically developed for the market segment which it targets, while each Insurer maintains separate contractual arrangements with agents for the distribution of products within its targeted markets. The Registrant also seeks to encourage the sale of products of each Insurer by the distribution forces of the other Insurers. The Registrant provides oversight to these operations and seeks to achieve efficiencies through shared access to actuarial data, product design, investment origination and portfolio management, capital allocation, systems and administrative support and seeks further opportunities for synergistic benefits.

ReliaStar Life's individual insurance division distributes term and universal life, variable universal life, fixed and variable annuities and related products through its independent agents and representatives. ReliaStar Life maintains relationships with these agents through a network of regional managers who recruit, train and support the independent agents in their region. Compensation of these agents and the regional managers is on a variable basis, dependent upon their sales performance, which minimizes ReliaStar Life's fixed distribution costs. ReliaStar Life is committed to maintaining relationships with its sales force by providing high quality service to its independent agents. ReliaStar Life has developed quality driven administrative support groups which seek to enhance agent satisfaction by processing policy applications promptly and accurately and promoting an attitude of helpfulness and accessibility among home office personnel. ReliaStar Life focuses on middle-income and small business consumers and emphasizes quality service to its policyholders.

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

United Services distributes individual life insurance and annuity products. United Services employs career agents who distribute ReliaStar Life and United Services' products to active and retired members of the military and their families. United Services also distributes individual life insurance products and fixed annuities to the general public through brokers and banks.

Security-Connecticut distributes individual life insurance and annuity products, consisting principally of term and universal life insurance, including second-to-die products which are designed for the estate planning marketplace. Security-Connecticut distributes its products primarily through a network of independent agents.

RLNY sells individual life insurance and annuity products in the State of New York, where none of the other Insurers are licensed, and throughout the United States. RLNY sells individual products which are very similar to those sold by ReliaStar Life. RLNY's individual sales force consists predominantly of independent agents. RLNY distributes voluntary life insurance and annuity products through employer sponsored plans which are marketed at the worksite. RLNY also serves as the New York outlet for certain insurance products of the other Insurers.

Variable universal life and fixed universal life insurance represents the largest portion of the statutory individual life insurance premium volume of the Insurers. Variable universal life insurance policies contain alternative investment options (generally mutual funds) and policy values which will vary based upon the investment returns of the fund(s) selected by the policyholder. Fixed income universal life policies provide for guaranteed levels of insurance protection and minimum interest rate guarantees. The Insurers also distribute fixed and variable annuity products. The fixed annuity products provide for interest crediting rates which, for most of the business, are guaranteed for an initial period and may be adjusted annually thereafter. The Insurers adjust the crediting rates on these policies and annuities based upon their investment performance, market interest rates and competitive factors. Profits recognized on interest-sensitive products are affected by mortality experience, the margin between interest rates earned on investments and interest credited to policyholders, as well as capital gains and losses on investments, persistency and expenses. The variable annuity products contain alternative investment options (generally mutual funds) and policy values which will vary based upon the investment returns of the fund(s) selected by the policyholder. The ability of the Insurers to retain their agents is affected by the competitive position of the Insurers' products, the commission structure and the support services provided.

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

The Registrant, which was incorporated in Delaware in 1988, became the parent of ReliaStar Life and its subsidiaries pursuant to a Plan of Conversion and Reorganization (the "Plan") which became effective on January 3, 1989. Pursuant to the Plan, ReliaStar Life was converted from a combined stock and mutual life insurance company to a stock life insurance company. Participating whole life and term insurance policies and annuities issued by ReliaStar Life prior to the effective date of the Plan are segregated as a closed book of business in a Participation Fund Account ("PFA"). The PFA was established to provide for the continued maintenance of ReliaStar Life's policyholder dividend practices relative to these lines of business. Earnings derived from the operation of the PFA will inure solely to the benefit of the policyholders covered by the PFA, and no benefit will inure to ReliaStar Life. In the event the assets ($316.6 million as of December 31, 1997) of the PFA are insufficient to provide the contractual benefits guaranteed by the affected policies, ReliaStar Life must provide the contractual benefits from the general assets of ReliaStar Life. The current level of dividends is well in excess of the guaranteed contractual benefits. ReliaStar Life is not obligated to support or maintain a minimum level of dividends on the policies in the PFA.

EMPLOYEE BENEFITS

ReliaStar Life offers group life, health and disability insurance and employee benefit-related services primarily to employers with more than 50 employees. ReliaStar Life's employee benefits products are marketed through major brokerage operations and through direct sales to employers by 88 marketing professionals employed full-time by ReliaStar Life and located in 20 regional offices throughout the United States.

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

The Employee Benefits segment, in conjunction with RLNY, markets individual life insurance policies to employees at the worksite and to members of affinity groups. The products delivered to these markets include universal life insurance policies and individual term life policies.

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

ReliaStar Life also participates in the international reinsurance market place. The segment has branch offices in Toronto, Copenhagen and Amsterdam. During 1997, ReliaStar Life formed a subsidiary located in London to provide an additional presence in the international reinsurance market place. ReliaStar Life writes business in over 40 countries worldwide and is expanding relationships in Europe and in other non-U.S. markets that have strong growth potential.

PENSION

The Pension segment is composed of the 401(k) Retirement Plan, participating pension and Guaranteed Investment Contract (GIC) businesses of the Registrant.

The 401(k) Retirement Plan Division of ReliaStar Life markets a package of products and services for the employee retirement needs of small and mid-sized companies. The division was organized in 1991 and had sales (estimated first year deposits on new contracts) of $405.8 million during 1997.

The division seeks to achieve a competitive advantage through simplicity of product design, flexibility and quality service provided at a very competitive cost. Its strategy is to maintain alliances with high-quality providers who specialize in functions such as plan administration and fund management.

ReliaStar Life maintains a closed block of participating pension contracts with total contract liabilities of $389.5 million at December 31, 1997. Few contracts of this type have been issued since 1982, and ReliaStar Life no longer markets this product line. ReliaStar Life does, however, receive additional deposits under some of these contracts. ReliaStar Life has issued certain participating group annuity contracts jointly with another insurance company. ReliaStar Life has entered into an arrangement with this issuer whereby ReliaStar Life will gradually transfer these liabilities (approximately $236.4 million at December 31, 1997) to the other insurer over a ten year period which commenced in 1993. The terms of the arrangement specify the interest rate on the liabilities and provide for a transfer of assets and liabilities scheduled in a manner consistent with the expected cash flows of the assets allocated to support the attendant liabilities. Management does not expect this arrangement to have a material effect on the earnings of the Registrant.

As of December 31, 1997, ReliaStar Life had $62.2 million in outstanding GIC obligations. ReliaStar Life is no longer making sales of GICs.

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

The state of domicile of each of the Insurers imposes National Association of Insurance Commissioners (NAIC) developed minimum risk-based capital requirements on insurance enterprises. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances and various levels of activity, based upon the nature and perceived degree of risk associated with such balances and levels of activity. Regulatory compliance is measured by a company's risk-based capital ratio, which is calculated as a company's regulatory total adjusted capital, as defined, divided by its authorized control level risk-based capital, as defined. Companies with ratios below specific trigger points are classified within certain regulatory action levels, each of which requires specified corrective action. The risk-based capital ratio of each of the Insurers significantly exceeds the ratio at which regulatory corrective action would be required.

The Registrant is primarily a holding company owning, directly or indirectly, the capital stock of its subsidiaries. There are legal limitations on the extent to which ReliaStar Life and the Registrant's other insurance company subsidiaries may pay dividends, lend or otherwise supply funds to the Registrant or ReliaStar Life.

Competition
-----------

The businesses in which the Insurers engage are all highly competitive. The Individual Insurance segment competes in a marketplace characterized by a large number of competitors with similar products. Competition is based largely upon the crediting rates under the policies, the credit and claims paying ratings of competing insurers, the commission structures of competing insurers and the levels of service afforded agents. Competing investment opportunities are also made available by mutual funds, banks and other financial intermediaries, many of which have greater resources than the Registrant. The products which the Insurers offer are not generally eligible for legal protection from being copied by others, and capital is the most significant barrier to entry by new competitors. The Insurers have obtained claims paying ratings from public rating agencies. The Standard & Poor's claims paying rating for all of the Insurers is AA-; and the Duff & Phelps claims paying rating for all of the Insurers is AA. The Moody's claims paying rating for ReliaStar Life, Northern, United Services and RLNY is A1, and is A2 for Security-Connecticut. The A.M. Best claims paying rating for ReliaStar Life, Northern, United Services and RLNY is A+, while Security-Connecticut is A. Reductions in the claims paying ratings of an Insurer could adversely affect its operations or liquidity position.

The markets served by the Employee Benefits segment are all highly competitive. Group life insurance is a homogeneous product sold in a highly competitive market. ReliaStar Life's competitors include all of the largest insurers doing business in the United States.

The life and health reinsurance business is also highly competitive, and is affected by cyclical pressures as supply and demand for reinsurance changes from year to year.

Reinsurance
-----------

The Registrant is a member of reinsurance associations established for the purpose of ceding the excess of life insurance over retention limits. The Registrant's retention limit is $500,000 per life for individual coverage and, to the extent that ReliaStar Life reinsures life policies written by Northern and RLNY, the limit is $400,000 per life. For group coverage and reinsurance assumed, the retention is $500,000 per life with per occurrence limitations, subject to certain maximums. As of December 31, 1997, $34.3 billion of life insurance in force was ceded to other companies. Additionally, the Registrant maintains catastrophe reinsurance which provides reinsurance protection in addition to the individual life coverages in the event of a catastrophe resulting in multiple deaths. While these reinsurers are selected based upon their capacity and financial stability, a contingent liability exists with respect to the amount of such reinsurance in the event reinsuring companies are unable to meet their obligations.

Health Care Marketplace Environment
-----------------------------------

The marketplace for the provision of health care employee benefits is changing in response to legislative and regulatory initiatives and a market trend toward capitated and managed care plans. The Registrant has determined that it will not seek to directly provide capitated plans, but, rather has marketed plans maintained by third party managed care organizations through a series of
strategic alliances in selected markets.   The Employee Benefits segment has
experienced a significant decline in sales of insured health and health related products and expects that its book of insured health and health related business will decline over the next several years. The Registrant does not expect significant new sales of insured health and health related products. The Registrant cannot predict the impact that these market developments will have on future reported earnings. The health insurance and health related businesses of the Employee Benefits segment represented approximately 5% of the Registrant's after tax earnings in 1997.

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

Geographic Distribution
-----------------------

The Registrant, through the Insurers, conducts business in all 50 states. The distribution of the Insurers' premium volume, by state, for the year ended December 31, 1997 for life insurance, individual annuities and accident and health insurance, on a statutory accounting basis, was as follows:

          California        13 %          Pennsylvania      3 %
          New York           9            Connecticut       3
          Minnesota          5            North Carolina    3
          Texas              5            Michigan          3
          Florida            5            New Jersey        3
          Illinois           5            Virginia          3
          Ohio               4            Georgia           3
          Washington         4            All Other (1)    26
          Massachusetts      3

(1) states with 2% or less of total premium volume

Other
-----

On July 1, 1997, the Registrant completed the acquisition of Security-Connecticut Corporation (SCC). SCC was a holding company with two primary subsidiaries: Security-Connecticut of Avon, Connecticut, and Lincoln Security of Brewster, New York. The transaction was effected through a stock-for-stock exchange. The acquisition was accounted for using the purchase method of accounting, and therefore, the consolidated financial statements of the Registrant include the accounts of SCC since the date of acquisition.

On December 1, 1997, the Registrant acquired the common stock of Northstar Holding, Inc. (Northstar) held by minority shareholders. Northstar's principal subsidiary, Northstar Investment Management Corporation, is the investment advisor, manager and distributor of the Registrant's mutual fund family, the Northstar Funds. The transaction was effected through a stock-for-stock exchange. The acquisition was accounted for using the purchase method of accounting.

At December 31, 1997, the Registrant and its subsidiaries employed 4,093 persons. None of the Registrant's employees are covered by collective bargaining agreements.

ITEM 2. PROPERTIES.

The Registrant owns three office buildings in downtown Minneapolis, Minnesota, which serve as its home offices. Space in the home office buildings not used by the Registrant is rented to other tenants. Northern, United Services, Security-Connecticut and RLNY lease office space in Seattle, Washington; Arlington, Virginia; Avon, Connecticut; and Woodbury, New York, respectively. In addition, the Registrant leases space in various cities of the United States and Europe for regional group, reinsurance, pension and claims offices.

ITEM 3. LEGAL PROCEEDINGS.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information entitled "Common Stockholder Information" from page 56 of the Annual Report for the year ended December 31, 1997, is attached as Exhibit 13 hereto and is incorporated herein by reference.

Since January 1, 1997, the Registrant has issued and sold an aggregate of 466,199 shares of Common Stock that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). These shares were issued in connection with the acquisition by the Registrant of the shares owned by the minority shareholders of Northstar. The issuances were made by the Company in reliance upon Sections 4(2) and 4(6) of the Securities Act. With respect to such issuances, the certificates representing such shares were imprinted with a legend restricting their transfer and a stop transfer order was given to the Registrant's transfer agent with respect to such shares.

ITEM 6. SELECTED FINANCIAL DATA.

The information entitled "Revenues and Earnings" and "Financial Position" from page 17 of the Annual Report for the year ended December 31, 1997, is attached as Exhibit 13 hereto and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" from pages 18 through 29 of the Annual Report for the year ended December 31, 1997, is attached as Exhibit 13 hereto and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for 1997 as the Registrant's market capitalization was less than $2.5 billion on January 28, 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data from pages 30 through 54, but not including the Report of Management from page 54 included in the Annual Report for the year ended December 31, 1997, is attached as Exhibit 13 hereto and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Except for the information concerning executive officers set forth below, the information from pages 6 and 7, but not including the information entitled "Committees of the Board of Directors" from page 7 and the information entitled "Section 16(a) Beneficial Ownership Reporting Compliance" from page 8 of the Registrant's 1998 Proxy Statement is incorporated herein by reference in response to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT ARE AS FOLLOWS:

                                                                                           First
                                                                                          Elected
                                                                                            As
                 Name                     Position with Company                      Age  Officer
---------------------  ------------------------------------------------------------  ---  -------
John G. Turner         Chairman and Chief Executive Officer                           58     1972
John H. Flittie        President and Chief Operating Officer                          61     1985
Richard R. Crowl       Senior Vice President, General Counsel and Secretary           50     1982
James R. Miller        Senior Vice President, Chief Financial Officer and Treasurer   50     1985
Mark S. Jordahl        Senior Vice President and Chief Investment Officer             37     1996
Michael J. Dubes       Senior Vice President                                          55     1984
Wayne R. Huneke        Senior Vice President                                          46     1986
Ronald D. Jarvis       Senior Vice President                                          60     1997
Kenneth U. Kuk         Senior Vice President                                          51     1990
Robert C. Salipante    Senior Vice President                                          41     1992

Mr. Crowl has been Senior Vice President, General Counsel and Secretary of the Registrant since 1996. Mr. Crowl was Vice President and Associate General Counsel of the Registrant from 1989 to 1996. Mr. Crowl has been associated with the Registrant since 1974.

Mr. Miller has been Senior Vice President, Chief Financial Officer and Treasurer of the Registrant since November 1997. From 1992 to 1997, Mr. Miller was Executive Vice President and Chief Operating Officer of Northern. Mr. Miller has been associated with the Registrant since 1985.

Mr. Jordahl became Senior Vice President and Chief Investment Officer of the Registrant effective January 1, 1998. From 1987 to 1997, Mr. Jordahl was Vice President of ReliaStar Investment Research, Inc., a wholly-owned subsidiary of the Registrant, engaged in investment management. Mr. Jordahl has been associated with the Registrant since 1987.

Mr. Dubes has been Senior Vice President of the Registrant since 1996 and President and Chief Executive Officer of Northern since 1994. From 1987 to 1994, Mr. Dubes was Senior Vice President of Individual Insurance Operations of ReliaStar Life. Mr. Dubes has been associated with the Registrant since 1984.

Mr. Huneke has been Senior Vice President of the Registrant since 1994, and since November 1997 has been responsible for the Financial Markets business of the Registrant. From 1994 to 1997, Mr. Huneke was Senior Vice President, Chief Financial Officer and Treasurer of the Registrant. From 1990 to 1994, Mr. Huneke was Vice President, Treasurer and Chief Accounting Officer of the Registrant. Mr. Huneke has been associated with the Registrant since 1986.

Mr. Jarvis has been Senior Vice President of the Registrant since July 1997. Mr. Jarvis has been President and Chief Executive Officer of Security-Connecticut since 1984. Mr. Jarvis has been associated with the Registrant since July 1997.

Mr. Kuk has been a Senior Vice President of the Registrant since 1996. In 1998, Mr. Kuk will assume responsibility for the Registrant's Worksite Financial Services. From 1996 to 1997, Mr. Kuk was responsible for strategic marketing. From 1991 to 1996, Mr. Kuk was Vice President, Investments of the Registrant. Mr. Kuk has been associated with the Registrant since 1985.

Mr. Salipante has been Senior Vice President of the Registrant since 1992, and since 1997, has been responsible for the Registrant's Personal Financial Services. From 1996 to 1997, Mr. Salipante served as Senior Vice President of Individual Insurance and Technology, from 1994 to 1996, as Senior Vice President of Strategic Marketing and Technology, and from 1992 to 1994, Senior Vice President and Chief Financial Officer of the Registrant. Mr. Salipante has been associated with the Registrant since 1992.

Officers are elected annually by the Board of Directors for one year terms, subject to removal by the Board.

ITEM 11. EXECUTIVE COMPENSATION.

The information from pages 13 through 21, up to proposal 2 from page 21 of the Registrant's 1998 Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information entitled "Beneficial Owners of Voting Securities" from pages 2 through 4 of the Registrant's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information entitled "Other Compensation" from page 21 of the Registrant's 1998 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1.   FINANCIAL STATEMENTS:

     The following financial statements, included from the Annual
     Report for the year ended December 31, 1997, are incorporated by reference in Item 8.

     a.  Consolidated Balance Sheets as of December 31, 1997 and 1996

     b. Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

     c. Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

     d. Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

     e.  Notes to Consolidated Financial Statements

     f.  Independent Auditors' Report

    2.   FINANCIAL STATEMENT SCHEDULES:

     The following financial statement schedules are filed as part of this Form 10-K:

     Independent Auditors' Report

     Schedule I         Summary of Investments - Other than Investments in
                        Related Parties
     Schedule II        Condensed Financial Information of Registrant
     Schedule III       Supplementary Insurance Information
     Schedule IV        Reinsurance
     Schedule V         Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

    3.   EXHIBITS:

         3(a) - Certificate of Incorporation, as amended, of the Registrant
                (incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8, Registration No. 333-42125).

         3(b) - By-Laws, as amended, of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-10640).

         4(a) - Certificate of Incorporation, as amended, of the Registrant
                (incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8, Registration No. 333-42125).

         4(b) - By-Laws, as amended, of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-10640).

         4(c) - Surplus Note (incorporated by reference to Exhibit 4(e) to the
                Registrant's Registration Statement on Form S-3, Registration No. 33-87588).

         4(d) - Rights Agreement dated as of October 7, 1988 (incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A dated October 4, 1989, File No. 0-17441).

         4(e) - Amendment to Rights Agreement dated as of February 8, 1990
                (incorporated by reference to Exhibit 1 to the Registrant's Amendment on Form 8 dated February 15, 1990 to Registration Statement on Form 8-A dated October 4, 1989, File No. 0-17441).

         4(f) - Amendment to Rights Agreement dated as of September 10, 1994
                (incorporated by reference to Exhibit 1 to the Registrant's Amendment on Form 8-A/A dated September 12, 1994 to Registration Statement on Form 8-A dated October 4, 1989, File No. 0-17441).

         10   - Material contracts:
                Management contracts and compensatory plans involving Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal year Ended December 31, 1997:
                . Amendment No. 1 ReliaStar Stock Ownership Plan for Nonemployee Directors
                . ReliaStar 1993 Stock Incentive Plan (as amended and restated effective as of February 11, 1998)
                .  Form of Management Employment Agreement
                Management contracts and compensatory plans involving Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1996:
                . ReliaStar Stock Ownership Plan for Nonemployee Directors (as amended and restated effective May 9, 1996)
                . ReliaStar Financial Corp. Retirement Plan for Nonemployee Directors (as amended on February 9, 1995)
                . ReliaStar Deferred Compensation Plan for Nonemployee Directors (as amended effective as of August 16, 1996)
                Management contracts and compensatory plans involving Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1995:
                .  ReliaStar Financial Corp. Supplemental Executive Retirement
                   Plan
                . ReliaStar Executives' Long-term Incentive Compensation Program (as amended and restated effective January 1, 1996)
                . Form of Deposit Share Agreement issued under the ReliaStar 1993 Stock Incentive Plan
                .  Form of Nonqualified Stock Option Agreement issued under the
                   ReliaStar Stock Ownership Plan for Nonemployee Directors
                Management contracts and compensatory plans involving Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1994:
                .  ReliaStar Executives' Annual Incentive Compensation Program
                . ReliaStar Annual Incentive Bonus Plan For Designated Executive Officers
                .  ReliaStar Supplemental 401(k) Plan
                .  ReliaStar Supplemental Profit Sharing Plan
                .  First Amendment to Compensation Trust Agreement
                Management contracts and compensatory plans involving Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1993:
                . Form of Incentive Stock Option Agreement issued under The NWNL Companies 1993 Stock Incentive Plan
                . Form of Nonqualified Stock Option Agreement issued under The NWNL Companies 1993 Stock Incentive Plan
                . Form of Nonqualified Stock Option Agreement (Replacement Stock Option Grant) issued under The NWNL Companies 1993 Stock Incentive Plan
                . Form of Incentive Stock Option Agreement (Replacement Stock Option Grant) issued under The NWNL Companies 1993 Stock Incentive Plan
                Management contracts and compensatory plans involving Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1992:
                . Nonqualified Stock Option Agreement issued under The NWNL Companies Stock Incentive Plan
                . Incentive Stock Option Agreement issued under The NWNL Companies Stock Incentive Plan
                . Deferred Compensation Agreement (for Supplemental Retirement Benefits)
                .  Form of Split Dollar Agreement
                . Confidential Cash Payment and Deferred Compensation Agreement between NWNL and Executive Officer, as amended
                . Confidential Deferred Compensation Agreement between NWNL and Executive Officer, as amended
                Management contracts and compensatory plans involving Directors and Executive Officers filed as exhibit to previous Form 10-K as noted:
                . The NWNL Companies Stock Incentive Plan - filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1991

                . The NWNL Companies, Inc., Restricted Stock Plan for Nonemployee Directors -filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1991
                . The NWNL Companies Deferred Compensation Plan for Nonemployee Directors (as amended effective May 10, 1991) - filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1991
                . The NWNL Companies Stock Incentive Plan Restricted Stock Agreement - filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1991
                . The NWNL Companies Supplemental Profit Sharing Plan as amended on December 14, 1989 - filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1989
                . Compensation Trust Agreement - filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1988

         13 - Registrant's Annual Report for the year ended December 31, 1997, is filed as an exhibit to the extent incorporated by reference herein

         21 -  Subsidiaries

         23 -  Consent

         24 -  Powers of attorney

         27 -  Supplemental Data Schedule

(B)    REPORTS ON FORM 8-K:

     None

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ReliaStar Financial Corp. and Subsidiaries
Minneapolis, Minnesota


We have audited the consolidated financial statements of ReliaStar Financial Corp. and Subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 3, 1998, such consolidated financial statements and report are included in the Company's 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of ReliaStar Financial Corp. and Subsidiaries, listed in Item 14(A)2 of this Report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



     /s/ Deloitte & Touche LLP



Minneapolis, Minnesota
February 3, 1998

                           RELIASTAR FINANCIAL CORP.
                 SCHEDULE I-CONSOLIDATED SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 1997
                                 (IN MILLIONS)

               Column A                  Column B   Column C      Column D
---------------------------------------  ---------  ---------  ---------------
                                                               Amount at which
                                                                shown in the
          Type of Investment               Cost       Value     balance sheet
---------------------------------------  ---------  ---------  ---------------
Fixed Maturities
  Bonds
     United States Government and
        Government Agencies and
        Authorities                      $   164.5  $   173.9        $   173.9
     States, Municipalities and
        Political Subdivisions               891.0      941.0            941.0
     Foreign Governments                      94.8      102.0            102.0
     Public Utilities                        895.0      955.5            955.5
     All Other Corporate Bonds             8,612.7    8,968.7          8,968.7
  Redeemable Preferred Stocks                  5.9        5.6              5.6
                                         ---------  ---------        ---------
        Total Fixed Maturities            10,663.9   11,146.7         11,146.7
                                         ---------  ---------        ---------

Equity Securities
  Industrial, Miscellaneous and
     all Other Common Stocks                  20.9       21.6             21.6
  Nonredeemable Preferred Stocks               4.6        5.4              5.4
                                         ---------  ---------        ---------
        Total Equity Securities               25.5       27.0             27.0
                                         ---------  ---------        ---------

Mortgage Loans on Real Estate /1/          2,281.2                     2,270.7
Real Estate /1/                               35.4                        32.6
Real Estate Acquired in
   Satisfaction of Debt /1/                   51.0                        41.9
Policy Loans                                 663.3                       663.3
Other Long-Term Investments /1/               83.8                        81.1
Short-Term Investments                       157.2                       157.2
                                         ---------                   ---------
        Total Investments                $13,961.3                   $14,420.5
                                         =========                   =========

/1/ Amounts in Column D differ from amounts shown in Column B because they are net of allowances and write-downs for losses.

                           RELIASTAR FINANCIAL CORP.
          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996
                                 (IN MILLIONS)

                                                  1997      1996
                                                --------  --------
ASSETS

Investments
  Investment in and Advances to Subsidiaries    $2,606.8  $1,788.8
  Short-Term Investments                             7.9       2.0
                                                --------  --------
     Total Investments                           2,614.7   1,790.8
Accounts and Notes Receivable                        8.3       7.8
Other Assets                                        10.9      11.4
                                                --------  --------
     TOTAL ASSETS                               $2,633.9  $1,810.0
                                                ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Other Liabilities                               $   36.7  $   26.2
Bank Borrowings                                     37.0       7.0
Notes Payable                                      553.2     354.0
Income Taxes Payable                                (4.0)      5.1
                                                --------  --------
     TOTAL LIABILITIES                             622.9     392.3
                                                --------  --------

SHAREHOLDERS' EQUITY

Common Stock                                          .9        .4
Additional Paid-in Capital                       1,019.8     571.9
Note Receivable from ESOP                          (20.8)    (21.6)
Unamortized Restricted Stock Awards                 (1.0)     (1.8)
Net Unrealized Investment Gains                    226.2     140.8
Retained Earnings                                  964.8     794.2
Less Treasury Common Stock, at Cost               (178.9)    (66.2)
                                                --------  --------

     TOTAL SHAREHOLDERS' EQUITY                  2,011.0   1,417.7
                                                --------  --------

     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                       $2,633.9  $1,810.0
                                                ========  ========


 See page 20 for Notes to Condensed Financial Information of Registrant.

                           RELIASTAR FINANCIAL CORP.
          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                    1997     1996     1995
                                                   -------  -------  -------
REVENUES
Net Investment Income                              $ 11.6   $ 10.2   $  8.2
Other Income                                          2.9      3.1      3.2
                                                   ------   ------   ------
   TOTAL                                             14.5     13.3     11.4
                                                   ------   ------   ------

BENEFITS AND EXPENSES
Sales and Operating Expenses                         (2.4)    (1.9)    (1.5)
Interest Expense                                     38.0     26.7     20.1
                                                   ------   ------   ------
   TOTAL                                             35.6     24.8     18.6
                                                   ------   ------   ------

Loss from Continuing Operations
  Before Income Taxes                               (21.1)   (11.5)    (7.2)
Income Tax                                              -        -        -
                                                   ------   ------   ------
Loss of Parent Only                                 (21.1)   (11.5)    (7.2)

Equity in Net Income from Continuing
  Subsidiaries Operations                           243.1    204.5    176.3
                                                   ------   ------   ------
Income from Continuing Operations                   222.0    193.0    169.1
Equity in Net Loss from Discontinued Operations         -        -     (5.4)
                                                   ------   ------   ------
   NET INCOME                                      $222.0   $193.0   $163.7
                                                   ======   ======   ======



PER COMMON SHARE
Basic
Income from Continuing Operations                  $ 2.59   $ 2.54   $ 2.21
Loss from Discontinued Operations                       -        -     (.07)
                                                   ------   ------   ------
   Net Income                                      $ 2.59   $ 2.54   $ 2.14
                                                   ======   ======   ======

Diluted
Income from Continuing Operations                  $ 2.55   $ 2.37   $ 2.06
Loss from Discontinued Operations                       -        -     (.07)
                                                   ------   ------   ------
   Net Income                                      $ 2.55   $ 2.37   $ 1.99
                                                   ======   ======   ======

Net Income Available to Common Shareholders        $222.0   $187.8   $155.4
                                                   ======   ======   ======

 See page 20 for Notes to Condensed Financial Information of Registrant.

                           RELIASTAR FINANCIAL CORP.
          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN MILLIONS)


                                                                    1997     1996      1995
                                                                  --------  -------  --------

OPERATING ACTIVITIES
    Net Cash Provided (Used) by Operating Activities              $  (3.5)  $ (3.8)  $   3.7
                                                                  -------   ------   -------

INVESTING ACTIVITIES
  Sales (Purchases) of Short-Term Investments, Net                   (5.9)     2.7      (1.5)
  Dividends Received from Subsidiaries                               68.5     55.1      43.1
  Investments in or Advances to Subsidiaries                        (40.7)   (41.7)    (19.5)
  Cash Acquired with Acquisition of Security-Connecticut Corp.        7.7        -         -
                                                                  -------   ------   -------
    Net Cash Provided by Investing Activities                        29.6     16.1      22.1
                                                                  -------   ------   -------

FINANCING ACTIVITIES
  Redemption of 10% Senior Cumulative Preferred Stock                   -    (63.2)        -
  Increase in Notes and Mortgages Payable                           174.9    148.9     166.3
  Repayment of Notes and Mortgages Payable                          (19.9)   (65.6)   (104.5)
  Payments Received on Note Receivable from ESOP                       .1       .4        .9
  Issuance of Common Stock under Stock Option
    and Other Plans                                                  21.8     18.5       8.9
  Dividends on 10% Senior Cumulative Preferred Stock                    -     (3.2)     (6.3)
  Dividends on ESOP Convertible Preferred Stock                         -     (2.8)     (2.8)
  Dividends on Common Stock                                         (52.0)   (40.0)    (35.8)
  Acquisition of Treasury Common Stock                             (151.0)    (5.6)    (52.2)
                                                                  -------   ------   -------
    Net Cash Used by Financing Activities                           (26.1)   (12.6)    (25.5)
                                                                  -------   ------   -------

Increase (Decrease) in Cash                                             -      (.3)       .3
Cash at Beginning of Year                                               -       .3         -
                                                                  -------   ------   -------
Cash at End of Year                                               $     -   $    -   $    .3
                                                                  =======   ======   =======


  See page 20 for Notes to Condensed Financial Information of Registrant.

                           RELIASTAR FINANCIAL CORP.
          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION

1.  Accounting Policies
The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the ReliaStar Financial Corp. 1997 Annual Report to Shareholders.

2.  Dividends from Subsidiaries
The cash dividends paid to ReliaStar for 1997, 1996 and 1995 by its subsidiaries were $68.5 million, $55.1 million and $43.1 million, respectively.

                           RELIASTAR FINANCIAL CORP.
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN MILLIONS)

         COLUMN A             COLUMN B     COLUMN C      COLUMN D     COLUMN E   COLUMN F      COLUMN G       COLUMN H     COLUMN I
---------------------------  -----------  -----------  -------------  --------  ----------  --------------  -------------  ---------

                                                          Pending                                           Amortization
                                            Future        Policy                                                 of
                              Deferred      Policy      Claims and                                            Deferred       Sales
                               Policy        and           Other                   Net        Benefits         Policy         and
                             Acquisition   Contract    Policyholder             Investment       to          Acquisition   Operating
Segment                         Costs      Benefits        Funds      Premiums    Income    Policyholders       Costs      Expenses
---------------------------  -----------  ----------   -------------  --------  ----------  -------------   -------------  ---------

1997
----
Individual Insurance            $1,029.1   $12,124.9       $218.9       $156.3    $  876.4       $  792.0        $85.2      $258.2
Employee Benefits                     .2       475.0        202.0        509.7        60.0          417.8            -       148.1
Life and Health Reinsurance          6.0       144.0        204.6        221.9        18.0          121.8           .5        51.3
Pension                             51.5       587.7          1.5            -        54.0           41.1          2.5         7.7
Other                                5.1        (2.2)           -            -        16.6            (.7)          .7       107.3
                                --------   ---------       ------       ------    --------       --------        -----      ------
     Total                      $1,091.9   $13,329.4       $627.0       $887.9    $1,025.0       $1,372.0        $88.9      $572.6
                                ========   =========       ======       ======    ========       ========        =====      ======


1996
----
Individual Insurance            $  958.2   $10,092.8       $107.7       $130.9    $  792.4       $  694.3        $82.8      $198.6
Employee Benefits                      -       473.2        197.7        522.2        60.7          439.1            -       147.1
Life and Health Reinsurance          2.5       118.8        172.1        183.7        16.1          107.4           .4        37.9
Pension                             39.4       651.2           .6           .1        61.5           47.7           .6         7.0
Other                                5.9        (3.8)          .1            -        10.0            (.8)         1.0        46.8
                                --------   ---------       ------       ------    --------       --------        -----      ------

     Total                      $1,006.0   $11,332.2       $478.2       $836.9    $  940.7       $1,287.7        $84.8      $437.4
                                ========   =========       ======       ======    ========       ========        =====      ======


1995
----
Individual Insurance            $  827.3   $ 9,753.6       $101.9       $147.0    $  747.3       $  713.4        $60.6      $151.2
Employee Benefits                      -       445.3        184.1        537.4        54.3          448.7            -       154.6
Life and Health Reinsurance          2.4        97.5        143.8        167.0        13.7           99.4           .9        33.0
Pension                             24.3       740.1          2.3           .1        72.1           60.4           .1         5.7
Other                                6.7        (3.3)           -            -         3.7            (.7)          .8        24.0
                                --------   ---------       ------       ------    --------       --------        -----      ------

     Total                      $  860.7   $11,033.2       $432.1       $851.5    $  891.1       $1,321.2        $62.4      $368.5
                                ========   =========       ======       ======    ========       ========        =====      ======


                           RELIASTAR FINANCIAL CORP.
                           SCHEDULE IV - REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                       (IN MILLIONS, EXCEPT PERCENTAGES)

            COLUMN A                COLUMN B   COLUMN C    COLUMN D    COLUMN E    COLUMN F
---------------------------------  ----------  ---------  ----------  ----------  -----------
                                                                                  Percentage
                                               Ceded to    Assumed                 of Amount
                                     Gross       Other    from Other     Net      Assumed to
                                     Amount    Companies  Companies     Amount        Net
                                   ----------  ---------  ----------  ----------  -----------
1997
----

Life Insurance In Force            $223,972.0  $34,305.4   $43,052.9  $232,719.5        18.5%
                                   ==========  =========   =========  ==========

Premiums

  Life Insurance                   $    486.1  $    78.6   $   235.7  $    643.2        36.6

  Accident and Health Insurance         189.5       95.3       150.5       244.7        61.5
                                   ----------  ---------   ---------  ----------

    Total Premiums                 $    675.6  $   173.9   $   386.2  $    887.9        43.5%
                                   ==========  =========   =========  ==========


1996
----

Life Insurance In Force            $151,717.2  $12,464.3   $38,498.0  $177,750.9        21.7%
                                   ==========  =========   =========  ==========

Premiums

  Life Insurance                   $    383.1  $    49.3   $   219.7  $    553.5        39.7

  Accident and Health Insurance         226.8       58.0       114.6       283.4        40.4
                                   ----------  ---------   ---------  ----------

    Total Premiums                 $    609.9  $   107.3   $   334.3  $    836.9        39.9%
                                   ==========  =========   =========  ==========


1995
----

Life Insurance In Force            $141,305.9  $11,963.3   $36,682.7  $166,025.3        22.1%
                                   ==========  =========   =========  ==========

Premiums

  Life Insurance                   $    369.3  $    43.1   $   198.4  $    524.6        37.8

  Accident and Health Insurance         274.5       46.8        99.2       326.9        30.3
                                   ----------  ---------   ---------  ----------

    Total Premiums                 $    643.8  $    89.9   $   297.6  $    851.5        35.0%
                                   ==========  =========   =========  ==========


                           RELIASTAR FINANCIAL CORP.
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                     AS OF DECEMBER 31, 1997, 1996 AND 1995
                                 (IN MILLIONS)

           COLUMN A               COLUMN B            COLUMN C               COLUMN D     COLUMN E
-------------------------------  ----------  ---------------------------  --------------  ---------
                                                      Additions
                                             ---------------------------
                                 Balance at  Charged to    Charged to                      Balance
                                 Beginning   Costs and   Other Accounts-                  at End of
Description                      of Period    Expenses      Describe /1/   Deductions /2/   Period
-------------------------------  ----------  ----------  ---------------   ----------      ---------

1997
----

Commercial Mortgage Loans             $11.0        $2.0                -       $(3.6)          $9.4

Residential Mortgage Loans               .7          .4                -           -            1.1

Foreclosed Real Estate                 11.2         1.6                -        (3.7)           9.1

Real Estate                             2.1          .7                -           -            2.8

Other Invested Assets                   2.6          .1                -           -            2.7

Accounts and Notes Receivable           2.2          .1                -         (.2)           2.1


1996
----

Commercial Mortgage Loans             $12.0        $2.6                -       $(3.6)         $11.0

Residential Mortgage Loans               .4          .3                -           -             .7

Foreclosed Real Estate                 10.6         4.1                -        (3.5)          11.2

Real Estate                             1.0         1.1                -           -            2.1

Other Invested Assets                   2.3          .3                -           -            2.6

Accounts and Notes Receivable           2.5          .5                -         (.8)           2.2

1995
----

Commercial Mortgage Loans             $ 3.7        $6.3            $11.5       $(9.5)         $12.0

Residential Mortgage Loans               .4           -                -           -             .4

Foreclosed Real Estate                 11.9         5.3                -        (6.6)          10.6

Real Estate                              .2          .8                -           -            1.0

Other Invested Assets                   2.5           -                -         (.2)           2.3

Accounts and Notes Receivable           3.0          .4                -         (.9)           2.5

/1/ Valuation and qualifying accounts relating to assets from the acquisition of USLICO.

/2/ The deductions are for reserves released upon disposal of the related asset or upon foreclosure of the property underlying the loan at which time the foreclosed property is recorded at fair value.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis and the State of Minnesota, on the 23rd day of March 1998.

                                         RELIASTAR FINANCIAL CORP.


                                      By JOHN G. TURNER*
                                         ------------------------------
                                         John G. Turner, Chairman and
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 23rd day of March 1998 by the following persons on behalf of the Registrant and in the capacities indicated.



         JOHN G. TURNER*       Chairman and Chief Executive Officer
     -----------------------     (Principal Executive Officer)
         John G. Turner


        JAMES R. MILLER*       Senior Vice President, Chief Financial Officer
     -----------------------     and Treasurer
        James R. Miller          (Principal Financial Officer)



       CHRIS D. SCHREIER*      Second Vice President and Controller
     -----------------------     (Principal Accounting Officer)
       Chris D. Schreier



CAROLYN H. BALDWIN
DAVID C. COX
JOHN H. FLITTIE
LUELLA GROSS GOLDBERG         A majority of the
WILLIAM A. HODDER             Board of Directors*
JAMES J. HOWARD, III
RANDY C. JAMES
RICHARD L. KNOWLTON
DAVID A. KOCH
RICHARD M. KOVACEVICH
GLEN D. NELSON, M.D.
JAMES J. RENIER
JOHN G. TURNER

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



                                                    /s/ RICHARD R. CROWL
                                             ----------------------------------
                                             Richard R. Crowl, Attorney-in-Fact

                           ReliaStar Financial Corp.
                                 Exhibit Index


Exhibit No.  Description                                                 Page
-----------  -----------                                                 ----

   10        Material contracts:

             Amendment No. 1 ReliaStar Stock Ownership Plan for
             Nonemployee Directors                                        25

             ReliaStar 1993 Stock Incentive Plan (as amended and
             restated effective as of February 11, 1998)                  26

             Form of Management Employment Agreement                      40

   13        Registrant's Annual Report for the year ended
             December 31, 1997, is filed as an exhibit to the
             extent incorporated by reference herein                      49

   21        Subsidiaries                                                 88

   23        Consent                                                      90

   24        Powers of attorney                                           91

   27        Financial Data Schedule                                     107