Form 10-Q
period 1998-03-31
RELIASTAR FINANCIAL CORP
filed 1998-05-15
CIK 841528

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(Mark One)

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________________ to _________________.

Commission File Number  1-10640

                            RELIASTAR FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                                41-1620373
-------------------------------                              -------------------
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

                                 (612) 372-5432
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES _X_   NO ____

Number of shares of common stock outstanding as of April 30, 1998 was 91,208,691.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            RELIASTAR FINANCIAL CORP.
                      Condensed Consolidated Balance Sheets
                                  (in millions)
                                   (unaudited)

                                                           March 31, 1998         December 31, 1997
                                                           --------------         -----------------
ASSETS
Fixed Maturity Securities                                     $  11,246.3               $  11,146.7
Equity Securities                                                    40.4                      27.0
Mortgage Loans on Real Estate                                     2,214.1                   2,270.7
Real Estate and Leases                                               75.1                      74.5
Policy Loans                                                        669.3                     663.3
Other Invested Assets                                                76.0                      81.1
Short-Term Investments                                              209.3                     157.2
                                                             ------------              ------------
     Total Investments                                           14,530.5                  14,420.5
Cash                                                                 49.8                      46.4
Accounts and Notes Receivable                                       304.8                     217.5
Reinsurance Receivable                                              330.7                     324.4
Deferred Policy Acquisition Costs                                 1,119.6                   1,091.9
Present Value of Future Profits                                     469.0                     480.0
Property and Equipment, Net                                         113.4                     112.4
Accrued Investment Income                                           205.3                     200.6
Other Assets                                                        738.8                     641.2
Participation Fund Account Assets                                   315.1                     316.6
Assets Held in Separate Accounts                                  3,555.8                   3,149.3
                                                             ------------              ------------
       TOTAL ASSETS                                          $   21,732.8              $   21,000.8
                                                             ============              ============

LIABILITIES
Future Policy and Contract Benefits                          $   13,383.8              $   13,329.4
Pending Policy Claims                                               352.5                     340.5
Other Policyholder Funds                                            293.2                     286.5
Notes and Mortgages Payable                                         630.3                     593.5
Income Taxes                                                        220.6                     192.1
Other Liabilities                                                   671.3                     545.5
Participation Fund Account Liabilities                              315.1                     316.6
Liabilities Related to Separate Accounts                          3,550.3                   3,143.8
                                                             ------------              ------------
       TOTAL LIABILITIES                                         19,417.1                  18,747.9
                                                             ------------              ------------

Company-Obligated Mandatorily Redeemable Preferred
   Securities Issued by Consolidated Subsidiaries                   242.0                     241.9
                                                             ------------              ------------

SHAREHOLDERS' EQUITY
Common Stock (Shares Issued: 1998, 98.1; 1997, 98.1)                   .9                        .9
Additional Paid-in Capital                                        1,012.4                   1,019.8
Retained Earnings                                                 1,014.9                     964.8
Net Unrealized Investment Gains                                     228.5                     226.2
Note Receivable from ESOP                                           (20.4)                    (20.8)
Unamortized Restricted Stock Awards                                  (1.2)                     (1.0)
Treasury Common Stock, at Cost (Shares Held: 1998,
 7.1; 1997, 7.7)                                                   (161.4)                   (178.9)
                                                             ------------              ------------
       TOTAL SHAREHOLDERS' EQUITY                                 2,073.7                   2,011.0
                                                             ------------              ------------

       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                  $   21,732.8              $   21,000.8
                                                             ============              ============

See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                   Condensed Consolidated Statements of Income
                      (in millions, except per share data)
                                   (unaudited)

                                                                Three Months Ended March 31
                                                              -------------------------------
                                                                  1998               1997
                                                              ------------      -------------
REVENUES
Premiums                                                      $      235.0      $       204.7
Net Investment Income                                                281.7              234.7
Realized Investment Gains, Net                                         7.2                2.2
Policy and Contract Charges                                          100.6               64.9
Other Income                                                          73.8               56.7
                                                              ------------      -------------
     Total                                                           698.3              563.2
                                                              ------------      -------------

BENEFITS AND EXPENSES
Benefits to Policyholders                                            380.3              317.5
Sales and Operating Expenses                                         153.9              121.4
Amortization of Deferred Policy Acquisition
     Costs and Present Value of Future Profits                        41.9               28.4
Interest Expense                                                      10.4                7.4
Dividends and Experience Refunds to Policyholders                      5.9                7.1
                                                              ------------      -------------
     Total                                                           592.4              481.8
                                                              ------------      -------------

Income Before Income Taxes and Dividends on
     Preferred Securities of Subsidiaries                            105.9               81.4
Income Tax Expense                                                    38.0               28.4
Dividends on Preferred Securities of
     Subsidiaries, Net of Tax                                          3.3                1.7
                                                              ------------      -------------

Net Income                                                    $       64.6      $        51.3
                                                              ============      =============

NET INCOME PER COMMON SHARE
Basic                                                         $       0.71      $        0.64
                                                              ============      =============

Diluted                                                       $       0.70      $        0.63
                                                              ============      =============


Weighted Average Common Shares
     Basic                                                            91.0               80.2
     Diluted                                                          92.8               81.4

See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
            Condensed Consolidated Statements of Shareholders' Equity
                      (in millions, except per share data)
                                   (unaudited)

                                                                Three Months Ended
                                                                    March 31
                                                            -------------------------
                                                               1998           1997
                                                            ----------     ----------
COMMON STOCK
   Beginning and End of Period                              $       .9     $       .4
                                                            ----------     ----------

ADDITIONAL PAID-IN CAPITAL
   Beginning of Year                                           1,019.8          571.9
   Issued for Benefit Plans                                         --            5.3
   Gain (Loss) on Treasury Shares
      Reissued for Benefit Plans                                 (13.4)            .4
   Loss on Treasury Shares Reissued
      for Acquisitions                                             (.9)            --
   Tax Benefit on Stock Options Exercised                          6.9             .9
                                                            ----------     ----------
      End of Period                                            1,012.4          578.5
                                                            ----------     ----------

RETAINED EARNINGS
   Beginning  of Year                                            964.8          794.2
   Net Income                                                     64.6           51.3
   Common Dividends to Shareholders: (Per Share: 1998,
      $.155; 1997, $.14)                                         (14.1)         (11.2)
   Other, Net                                                      (.4)            .2
                                                            ----------     ----------
      End of Period                                            1,014.9          834.5
                                                            ----------     ----------

NET UNREALIZED INVESTMENT GAINS
   Beginning of Year                                             226.2          140.8
   Change for the Period                                           2.3          (80.7)
                                                            ----------     ----------
      End of Period                                              228.5           60.1
                                                            ----------     ----------

NOTE RECEIVABLE FROM ESOP
   Beginning of Year                                             (20.8)         (21.6)
   Repayments, Accrued or Paid                                      .4             .4
                                                            ----------     ----------
      End of Period                                              (20.4)         (21.2)
                                                            ----------     ----------

UNAMORTIZED RESTRICTED STOCK AWARDS
   Beginning of Year                                              (1.0)          (1.8)
   Awards, Net                                                     (.3)           (.2)
   Amortization of Restricted Stock Awards                          .1             .3
                                                            ----------     ----------
      End of Period                                               (1.2)          (1.7)
                                                            ----------     ----------

TREASURY COMMON STOCK
   Beginning of Year                                            (178.9)         (66.2)
   Acquired                                                      (32.5)          (1.7)
   Reissued for Acquisitions                                      21.2             --
   Reissued, Other                                                28.8            1.6
                                                            ----------     ----------
      End of Period                                             (161.4)         (66.3)
                                                            ----------     ----------

TOTAL SHAREHOLDERS' EQUITY                                  $  2,073.7     $  1,384.3
                                                            ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                 Condensed Consolidated Statements of Cash Flows
                                  (in millions)
                                   (unaudited)
                                                          Three Months Ended
                                                                March 31
                                                         ---------------------
                                                           1998         1997
                                                         --------     --------
OPERATING ACTIVITIES
Net Income                                               $   64.6     $   51.3
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities
     Interest Credited to Insurance Contracts               145.6        122.9
     Future Policy Benefits                                (153.4)       (58.5)
     Capitalization of Policy Acquisition Costs             (54.6)       (50.5)
     Amortization of Deferred Policy Acquisition
        Costs and Present Value of Future Profits            41.9         28.4
     Deferred Income Taxes                                    3.4          3.9
     Net Change in Receivables and Payables                  46.2           .5
     Other Assets                                           (43.0)       (50.7)
     Realized Investment Gains, Net                          (7.2)        (2.2)
     Other                                                   (4.7)         1.6
                                                         --------     --------
          Net Cash Provided by Operating Activities          38.8         46.7
                                                         --------     --------

INVESTING ACTIVITIES
Proceeds from Sales of Fixed Maturity Securities             73.1         83.8
Proceeds from Maturities or Repayment of
   Fixed Maturity Securities                                279.3        173.5
Cost of Fixed Maturity Securities Acquired                 (462.2)      (353.1)
Sales (Purchases) of Equity Securities, Net                 (11.6)        13.6
Proceeds of Mortgage Loans Sold, Matured or Repaid          118.9        124.5
Cost of Mortgage Loans Acquired                             (63.0)      (132.5)
Sales of Real Estate and Leases, Net                           .3          2.7
Policy Loans Issued, Net                                     (6.0)        (6.1)
Sales (Purchases) of Other Invested Assets, Net              21.8         (3.1)
Purchases of Short-Term Investments, Net                    (51.4)        (4.3)
Cash Acquired with Acquisitions, Net                          1.3           --
                                                         --------     --------
          Net Cash Used by Investing Activities             (99.5)      (101.0)
                                                         --------     --------

FINANCING ACTIVITIES
Deposits to Insurance Contracts                             405.4        311.2
Maturities and Withdrawals from Insurance Contracts        (343.1)      (304.5)
Increase in Notes and Mortgages Payable                      42.6         41.7
Repayment of Notes and Mortgages Payable                     (6.2)         (.1)
Issuance of Common Stock Under Stock Option
   and Other Plans                                           12.0          6.4
Dividends on Common Stock                                   (14.1)       (11.2)
Acquisition of Treasury Common Stock                        (32.5)        (1.7)
                                                         --------     --------
          Net Cash Provided by Financing Activities          64.1         41.8
                                                         --------     --------
Increase (Decrease) in Cash                                   3.4        (12.5)
Cash at Beginning of Period                                  46.4         32.4
                                                         --------     --------
Cash at End of Period                                    $   49.8     $   19.9
                                                         ========     ========

See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with that reflected in the Annual Report of ReliaStar Financial Corp. (the Company or ReliaStar) for the year ended December 31, 1997 filed with the Securities and Exchange Commission (SEC) except for the accounting changes as described in Note 2. The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 1997, has been prepared by management without audit by independent certified public accountants. The condensed consolidated balance sheet as of December 31, 1997 has been derived from, and does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1997.

The information furnished includes all adjustments and accruals consisting only of normal, recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1997 Annual Report.

Note 2. Accounting Changes

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

Effective for transactions occurring on or after January 1, 1998, the Company adopted those provisions of Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which were deferred by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 125 requires a company to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in SFAS No. 125. The adoption of these provisions had no effect on the financial results of the Company.

REPORTING COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a company's full set of financial statements. SFAS No. 130 defines comprehensive income as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income (loss) for the three month periods ended March 31, 1998 and 1997 was as follows (in millions):

                                             1998       1997
                                           -------    -------
Net Income                                 $  64.6    $  51.3
Change in Net Unrealized Investment Gains      2.3      (80.7)
                                           -------    -------
     Comprehensive Income (Loss)           $  66.9    $ (29.4)
                                           =======    =======

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information. " SFAS No. 131 establishes standards for the way that a company reports information about operating segments in financial statements using a "management approach" to aggregate operating segments. The Company operates in four reportable segments: Personal Financial Services, which represents the Company's individual life insurance products; Worksite Financial Services, which sells group and individual insurance products, retirement plans and financial services to employers and their employees at the worksite; Tax-Sheltered and Fixed Annuities, which sells 403(b) annuities and other retirement products, primarily to the K-12 schoolteacher market; and Reinsurance, which sells group life, health and special risk reinsurance and specialty insurance products in the United States and internationally.

Note 3. Acquisitions

In January 1998, the Company completed the acquisitions of ReliaStar Bancshares, Inc., formerly known as Citizens Community Bancshares Co. and ReliaStar Managing Underwriters, Inc., formerly known as LaMar & Phillips, Inc.

ReliaStar Bancshares, Inc. is a bank holding company whose subsidiary, ReliaStar Bank, is based in St. Cloud, Minnesota. ReliaStar Bank is a federally chartered savings bank that provides consumer banking products. This acquisition was accounted for using the purchase method of accounting and was effected through a stock-for-stock exchange whereby the Company issued approximately 228,000 shares of ReliaStar common stock from treasury. Goodwill recorded as a result of this transaction was approximately $3 million.

ReliaStar Managing Underwriters, Inc. is a managing general underwriter, located in Brentwood, Tennessee, specializing in the HMO reinsurance and provider excess business. This acquisition was accounted for using the purchase method of accounting and was effected through a stock-for-stock exchange whereby the Company issued approximately 330,000 shares of ReliaStar common stock from treasury. Goodwill recorded as a result of this transaction was approximately $14 million.

The pro forma effect of these transactions on prior period consolidated results is not material.

During the first quarter of 1998, the Company repurchased 560,000 of its common shares in a common stock buyback program completed in conjunction with these acquisitions.

ITEM 2.
                            RELIASTAR FINANCIAL CORP.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Results of operations by operating segment are summarized below (in millions):

                                                     Three Months
                                                     Ended March 31
                                                  -------------------
                                                   1998         1997
                                                  -------     -------
Operating Income (Loss) 1
   Personal Financial Services Segment            $  21.4     $  12.5
   Worksite Financial Services Segment               13.9        10.2
   Tax-Sheltered and Fixed Annuities Segment         17.8        20.4
   Reinsurance Segment                                9.4         8.7
   Other Business Units                               3.8         1.3
   Corporate                                         (5.1)       (2.8)
                                                  -------     -------
       Operating Income                              61.2        50.3
Net Realized Investment Gains, Net of Tax             3.4         1.0
                                                  -------     -------
   Net Income                                     $  64.6     $  51.3
                                                  =======     =======

1 Operating income is after-tax and excludes realized investment gains and losses and their impact on the amortization of deferred policy acquisition costs (DAC) and present value of future profits (PVFP).

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." As a result, the Company now reports its segment results consistent with the way it manages its businesses. The Company has four reportable operating segments: Personal Financial Services, Worksite Financial Services, Tax-Sheltered and Fixed Annuities, and Reinsurance (see Note 2 to Notes to Condensed Consolidated Financial Statements). Prior period segment information has been restated to conform to the current presentation.

The Company conducts its operations primarily through its life insurance subsidiaries: ReliaStar Life Insurance Company (ReliaStar Life), Northern Life Insurance Company (Northern), ReliaStar United Services Life Insurance Company (United Services), Security-Connecticut Life Insurance Company (Security-Connecticut), and ReliaStar Life Insurance Company of New York (RLNY). These subsidiaries are sometimes collectively referred to as the Insurers.

On July 1, 1997, ReliaStar completed the acquisition of Security-Connecticut Corporation (SCC). The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations prior to July 1, 1997 do not include the results of SCC or its former subsidiaries.

The discussion of segment operating results that follows refers to the above after-tax segment results and, in each instance, amounts are after-tax unless otherwise indicated.

Personal Financial Services
---------------------------

Operating income of the Personal Financial Services segment for the first three months of 1998 increased $8.9 million, or 71%, compared with the same period in 1997. The increase in operating income is primarily due to the additional earnings in 1998 from the SCC life insurance subsidiaries which totaled $7.1 million. The remaining increase in operating income was primarily due to an increase in interest spreads and increased fee income resulting from growth in separate account assets under management. The interest spread of 248 basis points in the first quarter of 1998 compares to 237 basis points in the first quarter of 1997. This increase in spreads reflects an 8 basis point increase in the portfolio yield and a 3 basis point reduction in the average crediting rate. We expect that the average interest spread for the remainder of 1998 will be lower than the rate experienced in the first quarter of 1998, primarily as a result of declining investment portfolio yields. It should be noted that the interest spread calculation is an annualized measure and can be overly influenced in a particular period by the level of prepayments, recoveries on problem investments and other variances in the level of net investment income. For some of the business included in the Personal Financial Services segment, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. The balance of the business has crediting rates that can be changed on the policy anniversary or some other date. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates and are guaranteed on most new premiums received to the end of the calendar year.

Separate account assets under management increased to $1.8 billion as of March 31, 1998 from $1.2 billion as of March 31, 1997. Total assets under management increased to $6.8 billion as of March 31, 1998 from $4.6 billion as of March 31, 1997. This increase includes $1.8 billion of general account assets under management from the SCC life insurance subsidiaries.

Total sales (annualized new premiums and deposits) for the first three months of 1998 were $104.3 million compared to $84.0 million in the same period of 1997. Sales from the SCC life insurance subsidiaries totaled $13.5 million in the first three months of 1998. Excluding sales from the SCC life insurance subsidiaries, sales for the first three months of 1998 increased 8% compared with the same period in 1997, reflecting a 14% increase in individual life insurance sales and an 11% increase in variable annuity sales, partially offset by a 35% decrease in fixed annuity sales.

Worksite Financial Services
---------------------------

Operating income of the Worksite Financial Services segment for the first three months of 1998 increased $3.7 million, or 36%, compared with the same period in 1997. The increase in operating income is primarily due to increased investment income and lower expense levels compared with the first three months of 1997. Operating income in the group life, individual life sold at the worksite and retirement plan lines of business increased in the first three months of 1998 by $1.4 million, $.6 million and $.6 million, respectively, compared with the same period in 1997. Operating income from the Company's closed block of pension contract liabilities increased $.7 million in the first three months of 1998 compared with the same period of 1997.

Total sales for the first three months of 1998 were $157.0 million compared with $160.5 million in the same period of 1997. Group life, group health and retirement plan sales decreased slightly in the first quarter of 1998 compared with the same period in 1997. Sales of individual life products sold at the worksite were down 26% in the first three months of 1998 compared to the first three months of 1997.

Tax-Sheltered and Fixed Annuities
---------------------------------

Operating income of the Tax-Sheltered and Fixed Annuities segment for the first three months of 1998 decreased $2.6 million, or 13%, compared with the same period in 1997. The decrease in operating income is primarily due to strong first quarter 1997 results, which included a favorable DAC catch-up adjustment, and compared with the first three months of 1997, higher levels of non-deferrable expenses and a decrease in interest spreads. The interest spread of 258 basis points in the first quarter of 1998 compares to 264 basis points in the first quarter of 1997. This decrease in spreads reflects a 14 basis point decrease in the portfolio yield, offset in part by an 8 basis point reduction in the average crediting rate. We expect that the average interest spread for the remainder of 1998 will be lower than the rate experienced in the first quarter of 1998, primarily as a result of declining investment portfolio yields. It should be noted that the interest spread calculation is an annualized measure and can be overly influenced in a particular period by the level of prepayments, recoveries on problem investments and other variances in the level of net investment income. For some of the business included in the Tax-Sheltered and Fixed Annuities segment, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. The balance of the business has crediting rates that can be changed on the policy anniversary or some other date. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates and are guaranteed on most new premiums received to the end of the calendar year.

Assets under management increased 9% to $7.0 billion as of March 31, 1998 from $6.4 billion as of March 31, 1997.

Total sales for the first three months of 1998 were $131.6 million compared with $127.2 million in the same period of 1997. The increase in sales reflects a 65% increase in sales of variable annuities and a 10% decrease in fixed annuity sales.

Reinsurance
-----------

Operating income of the Reinsurance segment for the first three months of 1998 increased $.7 million, or 8%, compared with the same period in 1997. The increase in operating income is primarily due to a 34% increase in earned premiums, partially offset by a higher overall loss ratio and higher commissions expenses. Earnings in the reinsurance business can fluctuate based upon a number of factors, including pricing, market capacity, the availability and pricing of retrocessional programs, loss experience and the risk profile of the book of business included in this segment.

Total sales for the first three months of 1998 were $52.0 million compared with $26.6 million in the same period of 1997, an increase of 95%, primarily due to strong sales of special risk, group health and international reinsurance.

Other Business Units
--------------------

Other Business Units include the Company's mutual fund operations, mortgage banking operations, broker/dealer operations and personal finance education company. Operating income of the Other Business Units for the first three months of 1998 increased $2.5 million, or 192%, compared with the same period in 1997. The increase in operating income is primarily due to improved operating earnings from the Company's mutual fund operations, which included a $2.7 million pretax gain on the sale of 12b-1 fees attributable to a portion of their Class B shares.

Corporate
---------

Corporate includes financing costs, goodwill amortization and other unallocated costs. Operating losses of Corporate for the first three months of 1998 increased $2.3 million compared with the same period in 1997. The increase in operating losses is primarily due to increased financing costs and goodwill amortization related to the acquisition of SCC.

REALIZED INVESTMENT GAINS AND LOSSES

The sources of net realized investment gains (losses) were as follows (in millions):

                                                  Three Months
                                                 Ended March 31
                                                -----------------
                                                 1998       1997
                                                ------     ------
Net Gains (Losses) on Sales of Investments
    Fixed Maturity Securities
     Gross Gains                                $  0.9     $  0.6
     Gross Losses                                 (0.2)      (3.2)
    Equity Securities                               .6        2.2
    Foreclosed Real Estate                          --         .2
    Real Estate                                     --         .1
    Other                                          9.7        5.4
Provision for Losses on Investments
   Fixed Maturity Securities                      (3.5)       (.7)
   Mortgage Loans                                   --       (1.4)
   Foreclosed Real Estate                          (.3)      (1.0)
                                                ------     ------
Pretax Realized Investment Gains                   7.2        2.2
DAC/PVFP Amortization 1                           (2.0)       (.6)
Income Taxes                                      (1.8)       (.6)
                                                ------     ------
       Net Realized Investment Gains,
        Net of Tax                              $  3.4     $  1.0
                                                ======     ======

1 Due to pretax realized investment gains and losses.

The Company establishes allowances and writes down the value of specific assets based upon its continuing review of individual problem investments. The Company's recording of allowances and write-downs based upon a review of individual problem investments results in fluctuations in the level of the provision for losses on investments reported in each period. The provision for losses on investments is affected to a significant degree by general economic conditions and the status of the real estate market. While the Company believes it has set aside appropriate reserves and allowances for problem investments, subsequent economic and market conditions may require the establishment of additional reserves.

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

The payment of future dividends by ReliaStar will be largely dependent upon the ability of ReliaStar Life to pay dividends to the Company. Under Minnesota insurance law regulating the payment of dividends by ReliaStar Life, any such payment must be in an amount deemed prudent by ReliaStar Life's Board of Directors and, unless otherwise approved by the Commissioner of the Minnesota Department of Commerce (the Commissioner), must be paid solely from the adjusted earned surplus of ReliaStar Life. Adjusted earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds) less 25% of the amount of such earned surplus which is attributable to net unrealized capital gains. Further, without approval of the Commissioner, ReliaStar Life may not pay in any calendar year any dividend which, when combined with other dividends paid within the preceding 12 months, exceeds the greater of (i) 10% of ReliaStar Life's statutory surplus at the prior year-end or (ii) 100% of ReliaStar Life's statutory net gain from operations (not including realized capital gains) for the prior calendar year. For 1998, the amount of dividends which can be paid by ReliaStar Life without Commissioner approval is $186.4 million.

The Company maintains a $75.0 million unsecured revolving credit facility with a group of banks. As of March 31, 1998, $44.0 million remained available for borrowing under this facility.

During the first quarter of 1998, the Company repurchased 560,000 of its common shares at an average price of $46.58 per share in a common stock buyback program completed in conjunction with the acquisition of ReliaStar Managing Underwriters, Inc. and ReliaStar Bancshares, Inc.

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

The Insurers' investment portfolios represent a significant source of liquid assets. As of March 31, 1998, the Insurers' investment portfolios included $8.0 billion (37% of consolidated assets) of short-term investments and investment grade marketable bonds. The March 31, 1998 investment portfolio also included $2.6 billion of investment grade privately placed bonds which, while not publicly traded, are a source of liquidity.

Some of the policies and annuities issued by the Insurers contain provisions which allow contractholders to withdraw or surrender their contracts under defined circumstances. These policies and annuities generally contain provisions which apply penalties or otherwise restrict the ability of contractholders to make such withdrawals or surrenders. The Insurers monitor the surrender and policy loan activity of their insurance products and manage the composition of their investment portfolios, including liquidity, in light of such activity. While the Insurers have recently experienced an increase in withdrawal and surrender activity attributable to their individual fixed annuity products, the surrender activity is well below a level which would have a material effect on liquidity.

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

The state of domicile of each of the Insurers imposes NAIC developed minimum risk-based capital requirements on insurance enterprises. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances and various levels of activity, based upon the nature and perceived degree of risk associated with such balances and levels of activity. Regulatory compliance is measured by a company's risk-based capital ratio, which is calculated as a company's regulatory total adjusted capital, as defined, divided by its authorized control level risk-based capital, as defined. Companies with ratios below specific trigger points are classified within certain regulatory action levels, each of which requires specified corrective action. The risk-based capital ratio of each of the Insurers significantly exceeds the ratio at which regulatory corrective action would be required.

CONSOLIDATED CASH FLOWS

The Company's cash balance at March 31, 1998 was $49.8 million. During the first quarter of 1998, net cash provided by operating and financing activities was $38.8 million and $64.1 million, respectively, which was offset by net cash used by investing activities of $99.5 million.

The $38.8 million of net cash provided by operating activities was primarily the result of positive cash flow from premiums and investment income in excess of cash outflows for insurance benefits and sales and operating expenses. Net cash provided by financing activities of $64.1 million was primarily the result of proceeds from net deposits to insurance contracts, short-term borrowings and issuance of commercial paper, partially offset by funds used to acquire ReliaStar common stock.

INVESTMENTS

The current investment strategy for the Company is designed to maintain the overall quality of the portfolios, to maintain an appropriate liquidity position, to assure appropriate asset/liability structures, to achieve asset type diversification and to avoid issuer concentration.

The Company intends to direct most of its new investment cash flow for the remainder of 1998 to the acquisition of investment grade marketable and privately placed bonds and commercial mortgages. The marketable bonds category includes both corporate issues and structured finance securities such as collateralized mortgage obligations (CMOs) and other mortgage-backed securities. The Company will make new investments in below investment grade bonds subject to overall limitations.

The assets held by each of the Insurers are legally segregated and support only their respective contractual obligations. The investment portfolios of each Insurer are structured to reflect the characteristics of the liabilities which they support. The Company internally allocates assets within the Insurers to facilitate segment asset/liability matching. These segment allocations are solely for portfolio management purposes, and generally all of the assets allocated to a segment are available to satisfy the respective liabilities of all segments within each Insurer. Assets within these portfolios are selected to provide duration, cash flow and return characteristics which are compatible with the liabilities they support. All of the investments in the Insurers' portfolios are subject to diversification, quality and reserving requirements of state laws regulating the Insurers.

The following table provides information regarding the composition of the Company's invested assets as of the indicated dates (in millions):

                                           March 31, 1998           December 31, 1997
                                      ----------------------     ----------------------
                                        Amount       Percent        Amount      Percent
                                      -----------    -------     -----------    -------
Investment Grade Bonds:
    Marketables                       $   7,823.6       53.8%    $   7,824.4       54.2%
    Private Placements                    2,609.1       18.0         2,619.4       18.2
                                      -----------    -------     -----------    -------
        Subtotal                         10,432.7       71.8        10,443.8       72.4

Below Investment Grade Bonds:
    Marketables                             348.9        2.4           296.7        2.0
    Private Placements                      459.0        3.2           400.6        2.8
                                      -----------    -------     -----------    -------
           Subtotal                         807.9        5.6           697.3        4.8

Equity Securities                            40.4         .3            27.0         .2
Commercial Mortgages                      1,589.0       10.9         1,594.9       11.1
Mortgages, Residential and Other            625.1        4.3           675.8        4.7
Real Estate                                  75.1         .5            74.5         .5
Short-Term Investments                      209.3        1.4           157.2        1.1
Other                                       751.0        5.2           750.0        5.2
                                      -----------    -------     -----------    -------
    Total Invested Assets                14,530.5      100.0%    $  14,420.5      100.0%
                                      ===========    =======     ===========    =======

FIXED MATURITY SECURITIES

The amounts invested in fixed maturity securities as of March 31, 1998 and December 31, 1997 were $11.2 billion and $11.1 billion, respectively. The average marketable and private placement bond investments in a single corporate issuer (excluding structured finance securities such as CMOs, mortgage-backed pass throughs and asset-backed securities) as of March 31, 1998 were $9.2 million and $7.0 million, respectively.

All of the Company's marketable and privately placed bonds are required to be evaluated by the Securities Valuation Office (SVO) of the NAIC. The SVO evaluates the investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC's categories closely follow the public rating agencies' categories for marketable bonds. NAIC categories 1 and 2 include bonds considered investment grade (BBB or higher) by the public rating agencies. Categories 3 through 6 are referred to as below investment grade (BB or lower).

As of March 31, 1998, the weighted average book yields of the Company's investment grade portfolio and below investment grade portfolio were 7.6% and 8.5%, respectively. The weighted average book yield is not necessarily reflective of the net investment income ultimately realized by the Company. Investments with greater credit risk have a greater risk of default than investment grade securities, and accordingly, some of the incremental book yield of the below investment grade portfolio may not be realized.








The following tables identify the amortized cost and the fair value of the Company's fixed maturity securities with respect to each NAIC credit classification as of the indicated dates (in millions):

                                                     March 31, 1998
----------------------------------------------------------------------------------------------------------
                                Marketables                                Private Placements
                -------------------------------------------    -------------------------------------------
                                Gross Unrealized                               Gross Unrealized
NAIC            Amortized     -------------------      Fair    Amortized      ----------------        Fair
Rating            Cost        Gains      (Losses)     Value       Cost        Gains    (Losses)      Value
------            ----        -----      --------     -----       ----        -----    --------      -----
1               $5,300.8      $257.9       $(6.9)   $5,551.8   $  843.6       $39.5    $  (1.8)   $  881.3
2                2,169.1       106.6        (3.9)    2,271.8    1,657.3        72.0       (1.5)    1,727.8
3                  305.2        12.1        (2.2)      315.1      283.2         7.6       (1.0)      289.8
4                   30.7         1.2        (0.4)       31.5      155.6         4.1       (1.8)      157.9
5                    1.6           -        (0.1)        1.5       10.0          .6       (0.1)       10.5
6                     .8           -           -          .8         .8           -          -          .8
Redeemable
  Preferred
  Stock              3.7          .5           -         4.2        1.5           -          -         1.5
                --------      ------      -------   --------   --------      ------      ------   --------
    Total       $7,811.9      $378.3      $(13.5)   $8,176.7   $2,952.0      $123.8      $(6.2)   $3,069.6
                ========      ======      =======   ========   ========      ======      ======   ========


                                            December 31, 1997
----------------------------------------------------------------------------------------------------------
                                Marketables                                Private Placements
                -------------------------------------------    -------------------------------------------
                                Gross Unrealized                               Gross Unrealized
NAIC            Amortized     -------------------      Fair    Amortized      ----------------        Fair
Rating            Cost        Gains      (Losses)     Value       Cost        Gains    (Losses)      Value
------            ----        -----      --------     -----       ----        -----    --------      -----

1               $5,306.0      $260.8       $(6.6)   $5,560.2   $  877.0       $41.6    $  (2.0)   $  916.6
2                2,154.5       114.1        (4.4)    2,264.2    1,634.2        71.7       (3.1)    1,702.8
3                  264.2        11.5        (0.8)      274.9      244.7         5.2       (0.6)      249.3
4                   19.0         0.5        (0.2)       19.3      137.5         3.9       (1.2)      140.2
5                    1.6         0.1        (0.1)        1.6       10.2         0.1       (0.1)       10.2
6                    0.9           -           -         0.9        0.9           -          -         0.9
Redeemable
  Preferred
  Stock              3.7         0.4           -         4.1        1.5           -          -         1.5
                --------      ------      -------   --------   --------      ------      ------   --------
    Total       $7,749.9      $387.4      $(12.1)   $8,125.2   $2,906.0      $122.5      $(7.0)   $3,021.5
                ========      ======      =======   ========   ========      ======      ======   ========

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in millions).

                                               March 31, 1998              December 31, 1997
                                        --------------------------    --------------------------
                                          Amortized       Fair         Amortized         Fair
                                            Cost          Value          Cost           Value
                                        -----------    -----------    -----------    -----------
Maturing in:
   One Year or Less                     $     177.7    $     179.2    $     199.9    $     200.9
   One to Five Years                        3,666.1        3,805.3        3,651.3        3,789.2
   Five to Ten Years                        3,021.5        3,194.0        3,006.4        3,180.7
   Ten Years or Later                       1,200.0        1,273.6        1,244.0        1,324.4
Mortgage-Backed/Structured Finance          2,698.6        2,794.2        2,554.3        2,651.5
                                        -----------    -----------    -----------    -----------
     Total                              $  10,763.9    $  11,246.3    $  10,655.9    $  11,146.7
                                        ===========    ===========    ===========    ===========

The fair values for the marketable bonds are based upon the quoted market prices for bonds actively traded. The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values. Fair market values for privately placed bonds which are not considered problems are determined utilizing a matrix-based pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. Utilizing these data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond. Fair values for privately placed bonds which are considered problems are determined through consideration of factors such as the net worth of borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees and the Company's evaluation of the borrower's ability to compete in their relevant market (see Problem Investments).

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

The Company's marketable and private placement bond portfolios were diversified by industry (based upon amortized cost) as of the indicated dates as set forth in the following table:

                                      Marketables                  Private Placements
                               --------------------------       ---------------------------
                               March 31,     December 31,       March 31,      December 31,
                                 1998            1997             1998             1997
                                 ----            ----             ----             ----
Basic Materials                   6.6%            6.7%             8.3%             8.9%
Consumer Non-Cyclical             5.7             5.7             16.6             18.0
Consumer Products/Services        7.7             7.5             17.6             16.8
Energy                            6.0             5.7              6.5              6.6
Financial Services               20.7            20.8             16.8             20.5
Government                        3.1             3.2              0.6              0.6
Industrial                        4.3             3.9             10.4              9.3
Mortgage-Backed/Structured
   Finance                       31.3            31.4              8.5              4.3
Real Estate                       0.7             0.7              1.4              1.5
Retailing                         2.0             2.1              5.7              5.6
Technology                        1.7             1.8              2.3              2.5
Utilities                        10.2            10.5              5.3              5.4
                                -----           -----            -----            -----
    Total                       100.0%          100.0%           100.0%           100.0%
                                =====           =====            =====            =====

BELOW INVESTMENT GRADE INVESTMENTS

Issuers of below investment grade debt frequently have relatively high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are issuers of investment grade securities.

The largest investment in below investment grade bonds of any one borrower was approximately two-tenths of one percent of invested assets at March 31, 1998. The largest investment in below investment grade bonds of any one industry grouping was approximately 1.9% of invested assets at March 31, 1998. The portfolio of below investment grade bonds is regularly analyzed and managed in an effort to avoid concentration risks.

MORTGAGE-BACKED/STRUCTURED FINANCE SECURITIES

The Company's investment policy permits the acquisition of mortgage-backed securities and collateralized mortgage obligations (collectively referred to as MBS securities) provided that the Company's aggregate investment in MBS securities shall not exceed 50% of its statutory assets and the Company shall not acquire any interests in residual, interest only, principal only or inverse floater tranches of MBS securities. The Company's investment strategy has been to invest primarily in actively traded MBS securities which are structured to reduce prepayment risk as compared to direct investments in the underlying mortgage collateral. The amortized cost and estimated fair value of investments in MBS securities, categorized by interest rates on the underlying collateral, were comprised of the following (in millions):

                                              March 31, 1998
                                         ----------------------------
                                         Amortized
                                           Cost           Fair Value
                                         ---------        ----------
Adjustable Rate Pass Through:
    Below 6%                             $   15.4         $   15.6
    6% - 7%                                  82.4             83.0
    7% - 8%                                 214.5            213.9
    Above 8%                                 32.9             33.2

Fixed Rate Pass Through:
    Below 9%                                 95.6             97.9
    Above 9%                                  9.6             10.2

Planned Amortization Class:
    Below 7%                                302.3            320.6
    7% - 8%                                 387.0            407.7
    8% - 9%                                 111.3            116.5
    Above 9%                                  4.9              5.1

Other:
    Below 7%                                221.8            235.9
    7% - 8%                                  91.9            100.0
    8% - 9%                                  26.9             28.3
    Above 9%                                 11.8             12.2
                                         --------         --------
      Total                              $1,608.3         $1,680.1
                                         ========         ========

The Company invests in asset-backed securities in addition to the MBS securities described above. As of March 31, 1998, the Insurers held asset-backed securities with an amortized cost of $1,090.3 million and a fair value of $1,114.1 million.

MORTGAGE LOANS

The Company's commercial mortgage loans generally range in size from $4 million to $7 million, with the average commercial mortgage loan investment as of March 31, 1998 being approximately $2.6 million.

The commercial mortgage loan portfolio diversification by property type and geographic region of the United States was as follows:

                                    March 31,       December 31,
Property Type                         1998              1997
-------------                       ---------       -----------
Apartment                             22.2%             20.9%
Industrial                            20.6              20.8
Office                                19.6              20.4
Retail                                18.4              18.4
Special Purpose                       18.2              18.2
Hotel/Motel                            1.0               1.3
                                     -----             -----
     Total                           100.0%            100.0%
                                     =====             =====

                                    March 31,       December 31,
Geographic Region                     1998              1997
-----------------                   ---------       -----------
Midwest                               32.0%             32.7%
Pacific                               26.1              25.3
Southeast                             18.1              18.5
Northeast                             10.0               9.9
Mountain                               7.7               7.5
Southwest                              6.1               6.1
                                     -----             -----
     Total                           100.0%            100.0%
                                     =====             =====

The weighted average yield of the commercial mortgage loan portfolio as of March 31, 1998 was 8.4%. The weighted average maturity of these loans was 7.5 years.

The Company invests in individual and pools of individual residential mortgage loans in addition to the structured finance securities backed by residential mortgages. As of March 31, 1998 and December 31, 1997, the Insurers held $624.0 and $674.6 million, respectively, of non-securitized residential mortgage loans.

UNREALIZED INVESTMENT GAINS AND LOSSES

All of the Company's debt and equity securities are classified as available-for-sale and carried at fair value on the Condensed Consolidated Balance Sheets with unrealized investment gains and losses excluded from income and reported as a separate component of shareholders' equity.

The components of net unrealized investment gains reported in shareholders' equity are shown below (in millions):

                                          March 31,   December 31,
                                            1998         1997
                                          --------     --------
Unrealized Investment Gains               $  485.8     $  489.1
DAC/PVFP Adjustment                         (134.5)      (138.8)
Deferred Income Taxes                       (122.8)      (124.1)
                                          --------     --------
     Net Unrealized Investment Gains      $  228.5     $  226.2
                                          ========     ========

Changes in unrealized investment gains or losses are primarily the result of fluctuations in market interest rates which impact the market value of fixed interest rate securities. The change in market value of the Company's fixed maturity securities is not expected to have a significant effect on results of operations or liquidity because: (i) the Company has the present intent and practice to hold most of its available-for-sale fixed maturity securities to maturity and (ii) the Company's asset/liability management activity is designed to monitor and adjust for the effects of changes in market interest rates.

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

The Company manages its interest rate risk by managing its assets within target duration ranges, based on the Company's liability profile. The Company uses duration analysis to estimate the amount of sensitivity to market interest rate changes. The duration of a bond or portfolio can be thought of as the life, in years, of a notional zero-coupon bond whose fair value would change by the same amount in response to any change in market interest rates. The portfolio duration includes the duration impact added by interest rate swaps and caps. The target duration ranges are determined by the Company based upon the subjective evaluation of a number of characteristics of the liabilities, including such factors as the ability of the Company to modify interest crediting rates, the presence and magnitude of surrender charges, historical and projected lapse experience, the level of market interest rates and competition. A goal of this risk control process is to optimize portfolio performance relative to the product liability requirements.

The following table sets forth the asset duration, portfolio duration and target duration for the investment portfolio of each operating segment (in years):

                                                            March 31, 1998
                                           -------------------------------------------
                                             Asset           Portfolio        Target
                                           Duration          Duration        Duration
                                           --------          --------        ---------
Personal Financial Services                   3.9              4.0           3.5 - 5.0
Worksite Financial Services                   2.9              3.3           3.0 - 6.0
Tax-Sheltered and Fixed Annuities             3.9              4.1           3.5 - 5.0
Reinsurance                                   4.2              4.3           3.5 - 8.0

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

At March 31, 1998, the Company had 65 interest rate swap contracts in effect with a notional amount of $1.06 billion. At December 31, 1997, the Company had 71 interest rate swap contracts in effect with a notional amount of $1.16 billion. During the first quarter of 1998, six interest rate swap contracts matured with a notional amount of $105.0 million. There were no terminations of interest rate swap contracts prior to maturity during the first quarter of 1998. The Company had no deferred gains or losses at March 31, 1998 related to interest rate swap contracts terminated early. The estimated fair value of the interest rate swap contracts in effect at March 31, 1998 was an unrealized gain of $13.6 million.

All of the interest rate swap contracts are standard contracts whereby the Company pays a floating rate of interest (generally based upon the LIBOR rate as determined from time to time) and receives a fixed rate (generally a specified contract rate). The following table details the characteristics of the Company's interest rate swap contracts at March 31, 1998 (dollars in millions).

                                           Notional             Range of Fixed
                                            Amount              Rates Received
                                         ----------             --------------
Maturing in:
   One Year or Less                          $215.0                5.2 - 8.7%
   One to Three Years                         472.5                5.3 - 6.9%
   Three to Five Years                        240.0                6.3 - 8.2%
   Five to Seven Years                        130.0                6.6 - 6.8%
                                         ----------
     Total                                 $1,057.5
                                         ==========

The Company monitors the effect of the swap position on reported income. The Company's investment portfolio includes a substantial amount of floating rate investments. Changes in market interest rates have an opposite (and approximately offsetting) effect on the reported income from the swap portfolio. Accordingly, the reported investment income (or loss) attributable to the Company's swap position will be approximately offset by the changed investment income of the Company's floating or adjustable rate investments in a changing rate environment. At March 31, 1998, the Company held $1.5 billion of adjustable rate invested assets, short-term investments and cash.

The Company also uses interest rate caps as part of its overall interest rate risk management strategy for certain annuity products primarily to hedge the risk of investment losses due to product surrenders in an increasing interest rate environment. The Company held eight interest rate caps with a notional amount of $510.0 million and a fair value of $0.1 million as of March 31, 1998.

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

The amortized cost of Problem Investments, net of related write-offs and allowances and non-recourse debt, was as follows (in millions):

                                                March 31,       December 31,
                                                  1998             1997
                                                ---------       -----------
Private Placement Bonds                          $  8.1           $  6.2
Marketable Bonds                                    2.7              2.7
Commercial Mortgage Loans                          14.2             12.5
Residential and Other Mortgage Loans                5.5              7.3
Investment Real Estate 1                            8.4              8.4
Foreclosed Real Estate                             42.5             42.3
                                                  -----            -----
    Total                                         $81.4            $79.4
                                                  =====            =====

1 The amounts shown represent real estate acquired as an investment which the Company has determined to be Problem Investments.

The amortized cost of Problem Investments in the preceding table reflects reductions for write-offs and allowances taken by the Company. The cumulative amounts of such write-offs and allowances on problem invested assets of the Insurers on the Condensed Consolidated Balance Sheets were as follows (in millions):

                                                March 31,       December 31,
                                                  1998              1997
                                                --------        -----------
Private Placement Bonds                           $9.5             $6.0
Marketable Bonds                                    .8               .8
Commercial Mortgage Loans                          9.0              9.0
Residential and Other Mortgage Loans               1.1              1.1
Foreclosed Real Estate                            23.9             23.6

The Company establishes the carrying value of all Problem Investments. For problem marketable securities, the fair value is the quoted market value. For problem private placement debt securities, the fair value is determined through consideration of factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees and the Company's evaluation of the borrower's ability to compete in their relevant market.

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

The Company also monitors its portfolios in an attempt to identify loans which are not currently classified as Problem Investments, but where the Company has knowledge which causes it to have serious doubts as to the ability of borrowers to comply with the present loan repayment terms. These loans (Potential Problem Investments) are subject to increased scrutiny and review by the Company. The amounts of private placements, marketable bonds, and mortgage loan Potential Problem Investments were $29.7 million, $2.4 million and $14.5 million, respectively, at March 31, 1998.

KNOWN TRENDS AND UNCERTAINTIES WHICH MAY AFFECT FUTURE REPORTED RESULTS

HEALTH CARE MARKETPLACE ENVIRONMENT

The marketplace for the provision of health care employee benefits is changing in response to legislative and regulatory initiatives and a market trend toward capitated and managed care plans. The Company has determined that it will not seek to directly provide capitated plans, but rather has marketed plans maintained by third party managed care organizations through a series of strategic alliances in selected markets. The Worksite Financial Services segment has experienced a significant decline in sales of insured health and health related products and expects that its insured health and health related business will decline over the next several years. The Company does not expect significant new sales of insured health and health related products. The Company cannot predict the impact that these market developments will have on future reported earnings. The health insurance and health related businesses of the Worksite Financial Services segment represented approximately 5% of the Company's after tax earnings in 1997.

GUARANTY ASSOCIATION ASSESSMENTS

The Insurers are subject to state guaranty association assessments in all states in which they are admitted. Generally, these associations guarantee specified amounts (commonly $100,000 of surrender values or $300,000 of other benefits) payable to residents of the state under policies of insolvent insurers. State laws vary widely on coverage (and inclusion in the assessment base) of GICs. Most state laws permit assessments or some portion thereof to be credited against future premium taxes. However, several states do not permit such a credit. While the Company believes that it has accrued appropriate amounts based upon currently available information, the Company could be subject to additional future assessments in amounts which may be material.

LITIGATION

The Company is a defendant in a number of lawsuits arising out of the normal course of its businesses, including several class action suits which seek both compensatory and punitive damages. The Company believes the results of litigation will not have a material adverse effect on the financial position of the Company. Some financial services companies have recently been subjected to significant awards in connection with class actions and/or suits seeking punitive damages. While the Company is not aware of any actions or allegations which should reasonably give rise to any material adverse effect, it is possible that the Company could be subjected to such a claim in an amount which could be material.

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

During 1998, the Company expects to redirect certain internal and external data processing resources to efforts which will enable its data processing systems to process dates including the year 2000 and beyond. The Company expects its Year 2000 work will be substantially complete by the end of 1998. The Company believes the net effect of these efforts will not materially impact the Company's 1998 consolidated financial statements, however, some additional expenditures for external resources will be incurred.

IMPACT OF ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN THE FUTURE

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 provides guidance on accounting for costs associated with computer software developed or obtained for internal use and is effective for fiscal years beginning after December 15, 1998, with earlier adoption permitted. The Company has not yet completed its analysis of the impact of this pronouncement.

PART II.  OTHER INFORMATION

                            RELIASTAR FINANCIAL CORP.

ITEM 2.   CHANGES IN SECURITIES:

     (c)  Recent Sales of Unregistered Securities:

          Since January 1, 1998, the Registrant has issued and sold an aggregate of 558,272 shares of common stock that were not registered under the Securities Act of 1933, as amended ("Securities Act"). 227,888 of these shares were issued to the former shareholders of Citizens Community Bancshares Co. in connection with the acquisition by the Registrant of such company and its wholly-owned subsidiary, Citizens Community Bank (now known as ReliaStar Bank). In addition, 330,384 of these shares were issued to the former shareholders of LaMar & Phillips, Inc. in connection with the acquisition of that company (now known as ReliaStar Managing Underwriters, Inc.) These issuances were made by the Registrant in reliance upon Sections 4(2) and 4(6) of the Securities Act. With respect to such issuances, the certificates representing such shares were printed with a legend restricting their transfer and a stop transfer order was given to the Registrant's transfer agent with respect to such shares.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits:

          (11) Statement re Computation of Per Share Earnings

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K:

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Dated           May 14, 1998
                                        ----------------------------------
                                  RELIASTAR FINANCIAL CORP.




                                           /s/ James R. Miller
                                        ----------------------------------
                                        by James R. Miller
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer