Form 10-Q
period 1998-06-30
RELIASTAR FINANCIAL CORP
filed 1998-08-14
CIK 841528

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _X_  NO ___

Number of shares of common stock outstanding as of July 31, 1998 was 91,405,417.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            RELIASTAR FINANCIAL CORP.
                      Condensed Consolidated Balance Sheets
                                  (in millions)
                                   (unaudited)

                                                                 June 30, 1998  December 31, 1997
                                                                     ---------    ---------
ASSETS
Fixed Maturity Securities                                            $11,342.2    $11,146.7
Equity Securities                                                         45.3         27.0
Mortgage Loans on Real Estate                                          2,128.2      2,270.7
Real Estate and Leases                                                    64.6         74.5
Policy Loans                                                             676.4        663.3
Other Invested Assets                                                    116.4         81.1
Short-Term Investments                                                   253.3        157.2
                                                                     ---------    ---------
     Total Investments                                                14,626.4     14,420.5
Cash                                                                      12.4         46.4
Accounts and Notes Receivable                                            279.0        217.5
Reinsurance Receivable                                                   348.5        324.4
Deferred Policy Acquisition Costs                                      1,149.5      1,091.9
Present Value of Future Profits                                          446.9        480.0
Property and Equipment, Net                                              112.6        112.4
Accrued Investment Income                                                189.6        200.6
Other Assets                                                             772.4        641.2
Participation Fund Account Assets                                        314.6        316.6
Assets Held in Separate Accounts                                       3,796.5      3,149.3
                                                                     ---------    ---------
       TOTAL ASSETS                                                  $22,048.4    $21,000.8
                                                                     =========    =========

LIABILITIES
Future Policy and Contract Benefits                                  $13,410.9    $13,329.4
Pending Policy Claims                                                    361.6        340.5
Other Policyholder Funds                                                 278.2        286.5
Notes and Mortgages Payable                                              647.9        593.5
Income Taxes                                                             203.9        192.1
Other Liabilities                                                        645.9        545.5
Participation Fund Account Liabilities                                   314.6        316.6
Liabilities Related to Separate Accounts                               3,791.0      3,143.8
                                                                     ---------    ---------
       TOTAL LIABILITIES                                              19,654.0     18,747.9
                                                                     ---------    ---------

Company-Obligated Mandatorily Redeemable Preferred
   Securities Issued by Consolidated Subsidiaries                        242.1        241.9
                                                                     ---------    ---------

SHAREHOLDERS' EQUITY
Common Stock (Shares Issued: 1998 and 1997, 98.1)                           .9           .9
Additional Paid-in Capital                                             1,009.1      1,019.8
Retained Earnings                                                      1,067.6        964.8
Net Unrealized Investment Gains                                          245.0        226.2
Note Receivable from ESOP                                                (20.3)       (20.8)
Unamortized Restricted Stock Awards                                       (1.0)        (1.0)
Treasury Common Stock, at Cost (Shares Held: 1998, 6.7; 1997, 7.7)      (149.0)      (178.9)
                                                                     ---------    ---------
       TOTAL SHAREHOLDERS' EQUITY                                      2,152.3      2,011.0
                                                                     ---------    ---------

       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                          $22,048.4    $21,000.8
                                                                     =========    =========

See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                   Condensed Consolidated Statements of Income
                      (in millions, except per share data)
                                   (unaudited)

                                                         Three Months Ended June 30  Six Months Ended June 30
                                                         --------------------------  ------------------------
                                                                  1998      1997       1998        1997
                                                                -------    -------   --------    --------
REVENUES
Premiums                                                        $ 257.3    $ 215.1   $  492.3    $  419.8
Net Investment Income                                             274.3      235.9      548.7       467.4
Realized Investment Gains, Net                                     10.3         .3       17.5         2.5
Policy and Contract Charges                                       102.1       64.7      202.7       129.6
Other Income                                                       77.8       56.3      150.2       110.1
                                                                -------    -------   --------    --------
     Total                                                        721.8      572.3    1,411.4     1,129.4
                                                                -------    -------   --------    --------

BENEFITS AND EXPENSES
Benefits to Policyholders                                         385.0      320.9      765.3       638.4
Sales and Operating Expenses                                      153.9      125.4      303.1       243.6
Amortization of Deferred Policy Acquisition Costs
     and Present Value of Future Profits                           48.2       31.6       90.1        60.0
Interest Expense                                                    6.4        4.8       12.9         9.6
Dividends and Experience Refunds to Policyholders                  10.6        7.4       16.5        14.5
                                                                -------    -------   --------    --------
     Total                                                        604.1      490.1    1,187.9       966.1
                                                                -------    -------   --------    --------

Income from Continuing Operations Before Income Taxes and
    Dividends on Preferred Securities of Subsidiaries             117.7       82.2      223.5       163.3
Income Tax Expense                                                 41.5       29.4       79.5        57.7
Dividends on Preferred Securities of Subsidiaries, Net of Tax       3.3        2.1        6.6         3.8
                                                                -------    -------   --------    --------

Income from Continuing Operations                                  72.9       50.7      137.4       101.8

Income (Loss) from Discontinued Operations, Net of Tax             (3.5)       1.2       (3.4)        1.4
                                                                -------    -------   --------    --------

Net Income                                                      $  69.4    $  51.9   $  134.0    $  103.2
                                                                =======    =======   ========    ========

PER COMMON SHARE
Basic
Income from Continuing Operations                               $   .80    $   .63   $   1.51    $   1.26
Income (Loss) from Discontinued Operations                         (.04)       .02       (.04)        .02
                                                                -------    -------   --------    --------
Net Income                                                      $   .76    $   .65   $   1.47    $   1.28
                                                                =======    =======   ========    ========

Diluted
Income from Continuing Operations                               $   .79    $   .62   $   1.48    $   1.24
Income (Loss) from Discontinued Operations                         (.04)       .02       (.04)        .02
                                                                -------    -------   --------    --------
Net Income                                                      $   .75    $   .64   $   1.44    $   1.26
                                                                =======    =======   ========    ========

Weighted Average Common Shares
     Basic                                                         91.2       80.4       91.1        80.3
     Diluted                                                       92.9       81.7       92.8        81.6


See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
            Condensed Consolidated Statements of Shareholders' Equity
                      (in millions, except per share data)
                                   (unaudited)

                                                                           Six Months Ended June 30
                                                                           ------------------------
                                                                               1998         1997
                                                                             --------    --------
COMMON STOCK
   Beginning and End of Period                                               $     .9    $     .4
                                                                             --------    --------

ADDITIONAL PAID-IN CAPITAL
   Beginning of Year                                                          1,019.8       571.9
   Issued for Benefit Plans                                                      --          11.0
   Loss on Treasury Shares Reissued for Benefit Plans                           (18.9)        (.2)
   Loss on Treasury Shares Reissued for Acquisitions                              (.9)       --
   Tax Benefit on Stock Options Exercised                                         9.1         3.8
                                                                             --------    --------
      End of Period                                                           1,009.1       586.5
                                                                             --------    --------

RETAINED EARNINGS
   Beginning  of Year                                                           964.8       794.2
   Net Income                                                                   134.0       103.2
   Common Dividends to Shareholders: (Per Share: 1998, $.185; 1997, $.155)      (31.0)      (23.7)
   Other, Net                                                                     (.2)         .4
                                                                             --------    --------
      End of Period                                                           1,067.6       874.1
                                                                             --------    --------

NET UNREALIZED INVESTMENT GAINS
   Beginning of Year                                                            226.2       140.8
   Change for the Period                                                         18.8        (9.2)
                                                                             --------    --------
      End of Period                                                             245.0       131.6
                                                                             --------    --------

NOTE RECEIVABLE FROM ESOP
   Beginning of Year                                                            (20.8)      (21.6)
   Repayments, Accrued or Paid                                                     .5          .6
                                                                             --------    --------
      End of Period                                                             (20.3)      (21.0)
                                                                             --------    --------

UNAMORTIZED RESTRICTED STOCK AWARDS
   Beginning of Year                                                             (1.0)       (1.8)
   Awards, Net                                                                    (.1)        (.2)
   Amortization of Restricted Stock Awards                                         .1          .5
                                                                             --------    --------
      End of Period                                                              (1.0)       (1.5)
                                                                             --------    --------

TREASURY COMMON STOCK
   Beginning of Year                                                           (178.9)      (66.2)
   Acquired                                                                     (33.7)       (4.7)
   Reissued for Acquisitions                                                     21.2        --
   Reissued, Other                                                               42.4         1.5
                                                                             --------    --------
      End of Period                                                            (149.0)      (69.4)
                                                                             --------    --------

TOTAL SHAREHOLDERS' EQUITY                                                   $2,152.3    $1,500.7
                                                                             ========    ========

See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                 Condensed Consolidated Statements of Cash Flows
                                  (in millions)
                                   (unaudited)

                                                                   Six Months Ended June 30
                                                                   ------------------------
                                                                       1998      1997
                                                                      ------    ------
OPERATING ACTIVITIES
Net Income                                                            $134.0    $103.2
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities
     Interest Credited to Insurance Contracts                          276.3     249.7
     Future Policy Benefits                                           (217.3)   (115.9)
     Capitalization of Policy Acquisition Costs                       (110.9)   (100.4)
     Amortization of Deferred Policy Acquisition Costs and Present
        Value of Future Profits                                         90.1      60.0
     Deferred Income Taxes                                               7.2       9.7
     Net Change in Receivables and Payables                             (1.9)    (37.2)
     Other Assets                                                      (60.9)    (69.2)
     Realized Investment Gains, Net                                    (17.5)     (2.5)
     Other                                                              (5.7)     10.2
                                                                      ------    ------
          Net Cash Provided by Operating Activities                     93.4     107.6
                                                                      ------    ------

INVESTING ACTIVITIES
Proceeds from Sales of Fixed Maturity Securities                       196.2     188.9
Proceeds from Maturities or Repayment of Fixed Maturity Securities     573.0     389.0
Cost of Fixed Maturity Securities Acquired                            (956.6)   (656.0)
Sales (Purchases) of Equity Securities, Net                            (18.5)     12.7
Proceeds of Mortgage Loans Sold, Matured or Repaid                     309.2     290.4
Cost of Mortgage Loans Acquired                                       (167.8)   (436.9)
Sales of Real Estate and Leases, Net                                    11.8      10.3
Policy Loans Issued, Net                                               (13.1)    (17.9)
Sales (Purchases) of Other Invested Assets, Net                           .3     (10.1)
Purchases of Short-Term Investments, Net                               (95.4)    (53.6)
Cash Acquired with Acquisitions, Net                                     1.3      --
                                                                      ------    ------
          Net Cash Used by Investing Activities                       (159.6)   (283.2)
                                                                      ------    ------

FINANCING ACTIVITIES
Deposits to Insurance Contracts                                        722.2     632.1
Maturities and Withdrawals from Insurance Contracts                   (699.4)   (618.3)
Net Proceeds from Issuance of Trust Originated Preferred Securities     --       120.8
Increase in Notes and Mortgages Payable                                 71.5      68.0
Repayment of Notes and Mortgages Payable                               (17.5)    (15.4)
Issuance of Common Stock Under Stock Option and Other Plans             20.1      12.3
Dividends on Common Stock                                              (31.0)    (23.7)
Acquisition of Treasury Common Stock                                   (33.7)     (4.7)
                                                                      ------    ------
          Net Cash Provided by Financing Activities                     32.2     171.1
                                                                      ------    ------
Decrease in Cash                                                       (34.0)     (4.5)
Cash at Beginning of Period                                             46.4      32.4
                                                                      ------    ------
Cash at End of Period                                                 $ 12.4    $ 27.9
                                                                      ======    ======

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

REPORTING COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a company's full set of financial statements. SFAS No. 130 defines comprehensive income as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the three and six month periods ended June 30, 1998 and 1997 was as follows (in millions):

                                           Three Months Ended  Six Months Ended
                                               June 30              June 30
                                           -----------------   -----------------
                                            1998       1997     1998      1997
                                           ------     ------   ------    ------

Net Income                                 $ 69.4     $ 51.9   $134.0    $103.2
Change in Net Unrealized Investment Gains    16.5       71.5     18.8      (9.2)
                                           ------     ------   ------    ------
     Comprehensive Income                  $ 85.9     $123.4   $152.8    $ 94.0
                                           ======     ======   ======    ======

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that a company reports information about operating segments in financial statements using a "management approach" to aggregate operating segments. The Company operates in four reportable segments: Personal Financial Services, which represents the Company's individual life insurance products; Worksite Financial Services, which sells group and individual insurance products, retirement plans and financial services to employers and their employees at the worksite; Tax-Sheltered and Fixed Annuities, which sells 403(b) annuities and other retirement products, primarily to the K-12 schoolteacher market; and Reinsurance, which sells group life, health and special risk reinsurance and specialty insurance products in the United States and internationally.

ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

During the second quarter of 1998, the Company adopted Statement of Position
(SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 provides guidance on accounting for costs associated with computer software developed or obtained for internal use. The Company adopted this pronouncement during the second quarter of 1998, retroactive to the beginning of the year. Adoption of SOP No. 98-1 increased second quarter and year-to-date net income by $1.7 million, which reflects the impact of the required capitalization of applicable costs incurred during 1998.

Note 3. Acquisitions

In January 1998, the Company completed the acquisitions of ReliaStar Bancshares, Inc., formerly known as Citizens Community Bancshares Co., and ReliaStar Managing Underwriters, Inc., formerly known as LaMar & Phillips, Inc.

ReliaStar Bancshares, Inc. is a thrift holding company whose subsidiary, ReliaStar Bank, is based in St. Cloud, Minnesota. ReliaStar Bank is a federally chartered savings bank that provides consumer banking products. This acquisition was accounted for using the purchase method of accounting and was effected through a stock-for-stock exchange whereby the Company issued approximately 228,000 shares of ReliaStar common stock from treasury. Goodwill recorded as a result of this transaction was approximately $3 million.

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

Note 4. Discontinued Operations

During the second quarter of 1998, the Company announced that it had signed a definitive agreement to sell its mortgage banking subsidiary, ReliaStar Mortgage Corporation (RMC). The transaction closed on July 31, 1998.

The results of RMC are presented as discontinued operations on the Condensed Consolidated Statements of Income; prior periods have been restated to reflect this presentation.

Assets of $352.8 million and liabilities of $329.3 million of RMC were included on the June 30, 1998 Condensed Consolidated Balance Sheet. Revenues of RMC for the three month periods ended June 30, 1998 and 1997 were $6.7 million and $8.5 million, respectively. Revenues of RMC for the six month periods ended June 30, 1998 and 1997 were $15.4 million and $14.6 million, respectively. The $6.3 million pretax loss ($3.5 million aftertax) recorded in the second quarter of 1998 on the disposal of RMC included a loss from operations totaling $2.8 million pretax ($1.8 million aftertax).

Note 5. Subsequent Event

On July 22, 1998, the Company announced that it had entered into an agreement to form a strategic alliance with Trustmark Insurance Co. (Trustmark) to outsource the back office claims processing and administration for its insured group medical and Administrative Services Only (ASO) lines of business. Under the alliance, ReliaStar will transfer to Trustmark the claims processing and administration for its insured group medical, ASO and split risk lines of business. The group medical contracts will continue to be underwritten by ReliaStar until their renewal date, at which time Trustmark will directly provide products and services to these customers, in addition to handling claims processing. The Company does not expect this transaction to have a material impact on earnings. The transaction is subject to regulatory and other approvals and is expected to close during the third quarter of 1998.

ITEM 2.

                            RELIASTAR FINANCIAL CORP.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Results of operations by operating segment are summarized below (in millions):

                                                              Three Months            Six Months
                                                              Ended June 30          Ended June 30
                                                              -------------          -------------
                                                            1998        1997        1998        1997
                                                           ------      ------      ------      ------
Operating Income (Loss) (1)
   Personal Financial Services Segment                     $ 23.8      $ 13.2      $ 45.2      $ 25.7
   Worksite Financial Services Segment                       13.9        13.8        27.8        24.0
   Tax-Sheltered and Fixed Annuities Segment                 19.5        17.4        37.3        37.8
   Reinsurance Segment                                       11.6         8.3        21.0        17.0
   Other Business Units                                       2.2          .6         5.9         1.7
   Corporate                                                 (3.5)       (2.6)       (8.6)       (5.4)
                                                           ------      ------      ------      ------
   Operating Income                                          67.5        50.7       128.6       100.8
Net Realized Investment Gains, Net of Tax                     5.4        --           8.8         1.0
                                                           ------      ------      ------      ------
Income From Continuing Operations                            72.9        50.7       137.4       101.8
Income (Loss) From Discontinued Operations, Net of Tax       (3.5)        1.2        (3.4)        1.4
                                                           ------      ------      ------      ------
   Net Income                                              $ 69.4      $ 51.9      $134.0      $103.2
                                                           ======      ======      ======      ======

(1) Operating income is after-tax and excludes realized investment gains and losses and their impact on the amortization of deferred policy acquisition costs
(DAC) and present value of future profits (PVFP).


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

Personal Financial Services
---------------------------

Operating income of the Personal Financial Services segment for the second quarter of 1998 increased $10.6 million, or 80%, compared with the same period in 1997. The increase in operating income is primarily due to the additional earnings in 1998 from the SCC life insurance subsidiaries which totaled $9.2 million. The remaining increase in operating income was primarily due to growth in assets under management and lower expenses, partially offset by unfavorable mortality experience. Expenses in the second quarter of 1998 were affected by the adoption of SOP No. 98-1. Year-to-date operating income increased 76% over the comparable period in 1997 also due to the additional earnings in 1998 from the SCC life insurance subsidiaries which totaled $16.3 million. The remaining increase in operating income was primarily due to an increase in interest spreads, growth in assets under management and lower expenses, partially offset by unfavorable mortality experience.

The interest spread for the Personal Financial Services segment of 237 basis points in the second quarter of 1998 compares to 246 basis points in the second of 1997. This decrease in spreads reflects a 15 basis point decrease in the portfolio yield and a 6 basis point reduction in the average crediting rate. We expect that the average interest spread for the remainder of 1998 will be lower than the rate experienced in the first half of 1998, primarily as a result of declining investment portfolio yields. It should be noted that the interest spread calculation is an annualized measure and can be overly influenced in a particular period by the level of prepayments, recoveries on problem investments and other variances in the level of net investment income. For some of the business included in the Personal Financial Services segment, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. The balance of the business has crediting rates that can be changed on the policy anniversary or some other date. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates and are guaranteed on most new premiums received to the end of the calendar year.

Total assets under management increased 47% to $6.9 billion as of June 30, 1998 from $4.7 billion as of June 30, 1997. This increase includes $1.8 billion of general account assets under management from the SCC life insurance subsidiaries. Separate account assets under management increased 36% to $1.9 billion as of June 30, 1998 from $1.4 billion as of June 30, 1997.

Total sales (annualized new premiums and deposits) for the second quarter of 1998 were $126.3 million compared to $79.6 million in the same period of 1997. Sales from the SCC life insurance subsidiaries totaled $20.6 million in the second quarter of 1998. Excluding sales from the SCC life insurance subsidiaries, sales for the second quarter of 1998 increased 33% compared with the same period in 1997, reflecting a 22% increase in individual life insurance sales and a 52% increase in variable annuity sales, partially offset by a 69% decrease in fixed annuity sales. Total sales for the first six months of 1998 were $230.6 million compared to the $163.6 million in the same period of 1997. Sales from the SCC life insurance subsidiaries totaled $34.1 million in the first half of 1998. Excluding sales from the SCC life insurance subsidiaries, sales for the first half of 1998 increased 20% compared with the same period in 1997, reflecting a 18% increase in individual life insurance sales and a 30% increase in variable annuity sales, partially offset by a 51% decrease in fixed annuity sales.

Worksite Financial Services
---------------------------

Operating income of the Worksite Financial Services segment for the second quarter of 1998 increased $.1 million, or 1%, compared with the same period in 1997. The increase in operating income is primarily due to favorable claims experience in the employee benefits unit and higher fee income, reflecting growth in assets under management in the retirement plans unit, partially offset by increased start-up costs in the Worksite Advisory Services unit and decreased investment income in the pension unit. Operating income in the group life and retirement plans lines of business increased in the second quarter of 1998 by $.3 million and $.6 million, respectively, compared with the same period in 1997. Operating income from the closed block of pension contract liabilities decreased $.7 million in the second quarter of 1998 compared with the same period of 1997. Year-to-date operating income increased 16%, compared with the same period in 1997. The increase in operating income is primarily due to favorable claims experience, higher investment income and lower expenses in the employee benefits unit and higher assets under management in the retirement plans unit. This increase in operating income was partially offset by increased start-up costs in the Worksite Advisory Services unit.

Total sales for the second quarter of 1998 were $100.7 million compared with $94.6 million in the same period of 1997. Total sales for the first six months of 1998 were $257.7 million compared to $255.1 in the same period of 1997.

During July 1998, the Company entered into an agreement related to its back office claims processing and administration for its insured group medical and ASO lines of business (see Note 5 to Notes to Condensed Consolidated Financial Statements). This transaction is not expected to have a material impact on future reported earnings of the Worksite Financial Services segment.

Tax-Sheltered and Fixed Annuities
---------------------------------

Operating income of the Tax-Sheltered and Fixed Annuities segment for the second quarter of 1998 increased $2.1 million, or 12%, compared with the same period in 1997. The increase in operating income is primarily due to an increase in interest spreads, growth in assets under management and lower expenses. Expenses in the second quarter of 1998 were affected by the adoption of SOP 98-1. Year-to-date operating income decreased 1% compared with the same period in 1997. The decrease in operating income is primarily due to strong 1997 results related to a favorable DAC catch-up adjustment, increased expenses and lower earnings on non-interest sensitive business, partially offset by growth in assets under management.

The interest spread of 256 basis points in the second quarter of 1998 compares to 247 basis points in the second quarter of 1997. This increase in spreads reflects a 6 basis point decrease in the portfolio yield, offset by a 15 basis point reduction in the average crediting rate. We expect that the average interest spread for the remainder of 1998 will be lower than the rate experienced in the first half of 1998, primarily as a result of declining investment portfolio yields. It should be noted that the interest spread calculation is an annualized measure and can be overly influenced in a particular period by the level of prepayments, recoveries on problem investments and other variances in the level of net investment income. For some of the business included in the Tax-Sheltered and Fixed Annuities segment, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. The balance of the business has crediting rates that can be changed on the policy anniversary or some other date. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates and are guaranteed on most new premiums received to the end of the calendar year.

Total assets under management increased 9% to $7.1 billion as of June 30, 1998 from $6.5 billion as of June 30, 1997. Separate account assets under management increased 205% to $244 million at June 30, 1998 from $80 million at June 30, 1997.

Total sales for the second quarter of 1998 were $140.4 million compared with $123.4 million in the same period of 1997. The increase in sales reflects a 133% increase in sales of variable annuities and a 12% decrease in fixed annuity sales. Total sales for the first six months of 1998 were $272.0 million compared with $250.6 million in the same period of 1997. The increase in sales reflects a 98% increase in sales of variable annuities and an 11% decrease in fixed annuity sales.

Reinsurance
-----------

Operating income of the Reinsurance segment for the second quarter of 1998 increased $3.3 million, or 40%, compared with the same period in 1997. The increase in operating income is primarily due to a 52% increase in net earned premiums. Year-to-date operating income increased 24% compared with the same period in 1997. The increase in operating income is primarily due to an increase in net earned premiums, partially offset by a less favorable overall loss ratio. Earnings in the reinsurance business can fluctuate based upon a number of factors, including pricing, market capacity, the availability and pricing of retrocessional programs, loss experience and the risk profile of the book of business included in this segment.

Total sales for the second quarter of 1998 were $48.7 million compared with $25.8 million in the same period of 1997, an increase of 89%, primarily due to strong sales of group life and medical reinsurance and specialty insurance products. Total sales for the first half of 1998 were $100.7 million compared to the $52.4 million in the same period of 1997.

Other Business Units
--------------------

Other Business Units include the Company's mutual fund operation, broker/dealer operations, banking operation and personal finance education company. Operating income of the Other Business Units for the second quarter of 1998 increased $1.6 million, or 267%, compared with the same period in 1997. The increase in operating income is primarily due to improved operating earnings from the Company's mutual fund and broker/dealer operations. Year-to-date operating income of the Other Business Units for the first six months of 1998 increased 247%, compared with the same period in 1997. The increase in operating earnings is primarily due to improved operating earnings from the Company's mutual fund operation which included a $2.7 million pretax gain in the first quarter of 1998 from the sale of 12b-1 fees attributable to a portion of their Class B shares.

Corporate
---------

Corporate includes financing costs, goodwill amortization and other unallocated costs. Operating losses of Corporate for the second quarter of 1998 increased $.9 million compared with the same period in 1997. Operating losses of Corporate for the first half of 1998 increased $3.2 million compared with the same period in 1997. The increase in operating losses is primarily due to increased financing costs and goodwill amortization related to the acquisition of SCC, partially offset by increased recovery of corporate costs.

REALIZED INVESTMENT GAINS AND LOSSES

The sources of net realized investment gains (losses) were as follows (in millions):

                                                Three Months       Six Months
                                                Ended June 30     Ended June 30
                                                1998     1997     1998     1997
                                               -----    -----    -----    -----
Net Gains (Losses) on Sales of Investments
   Fixed Maturity Securities
       Gross Gains                             $ 8.3    $ 2.0    $ 9.2    $ 2.6
       Gross Losses                             (1.5)    (1.0)    (1.7)    (4.2)
   Equity Securities                              .3       .2       .9      2.4
   Mortgage Loans                                (.3)      .1      (.3)      .1
   Foreclosed Real Estate                        3.0      (.1)     3.0       .1
   Real Estate                                    .3     --         .3       .1
   Other                                         4.2       .2     13.9      5.6
Provision for Losses on Investments
   Fixed Maturity Securities                    (2.8)    (1.0)    (6.3)    (1.7)
   Mortgage Loans                               --       --       --       (1.4)
   Foreclosed Real Estate                       (1.2)     (.1)    (1.5)    (1.1)
                                               -----    -----    -----    -----
Pretax Realized Investment Gains                10.3       .3     17.5      2.5
DAC/PVFP Amortization (1)                       (1.8)     (.4)    (3.8)    (1.0)
Income Taxes                                    (3.1)      .1     (4.9)     (.5)
                                               -----    -----    -----    -----
   Net Realized Investment Gains, Net of Tax   $ 5.4     --      $ 8.8    $ 1.0
                                               =====    =====    =====    =====

(1) Due to pretax realized investment gains and losses.


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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES - RELIASTAR FINANCIAL CORP.

ReliaStar, as parent, is dependent upon dividends, interest, and payments for other charges received from its subsidiaries to pay dividends to shareholders, service its debt and pay other obligations. The payment of dividends, interest or other charges is subject to restrictions imposed by applicable laws and regulations.

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

The Company maintains a $75.0 million unsecured revolving credit facility with a group of banks. As of June 30, 1998, $45.0 million remained available for borrowing under this facility.

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

The Insurers' investment portfolios represent a significant source of liquid assets. As of June 30, 1998, the Insurers' investment portfolios included $8.0 billion (36% of consolidated assets) of short-term investments and investment grade marketable bonds. The June 30, 1998 investment portfolio also included $2.7 billion of investment grade privately placed bonds which, while not publicly traded, are a source of liquidity.

Some of the policies and annuities issued by the Insurers contain provisions which allow contractholders to withdraw or surrender their contracts under defined circumstances. These policies and annuities generally contain provisions which apply penalties or otherwise restrict the ability of contractholders to make such withdrawals or surrenders. The Insurers monitor the surrender and policy loan activity of their insurance products and manage the composition of their investment portfolios, including liquidity, in light of such activity. While the Insurers have experienced an increase in withdrawal and surrender activity attributable to their individual fixed annuity products, the surrender activity is well below a level which would have a material effect on liquidity.

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

CONSOLIDATED CASH FLOWS

The Company's cash balance at June 30, 1998 was $12.4 million. During the six months ended June 30, 1998, net cash provided by operating and financing activities was $93.4 million and $32.2 million, respectively, which was offset by net cash used by investing activities of $159.6 million.

The $93.4 million of net cash provided by operating activities was primarily the result of positive cash flow from premiums and investment income in excess of cash outflows for insurance benefits and sales and operating expenses. Net cash provided by financing activities of $32.2 million was primarily the result of proceeds from short-term borrowings and issuance of commercial paper, partially offset by funds used to acquire ReliaStar common stock.

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

The following table provides information regarding the composition of the Company's invested assets as of the indicated dates (in millions):

                                       June 30, 1998       December 31, 1997
                                       -------------       -----------------
                                     Amount    Percent     Amount     Percent
                                   ---------   -------    ---------   -------
Investment Grade Bonds:
    Marketables                    $ 7,785.5      53.2%   $ 7,824.4      54.2%
    Private Placements               2,701.0      18.5      2,619.4      18.2
                                   ---------   -------    ---------   -------
        Subtotal                    10,486.5      71.7     10,443.8      72.4

Below Investment Grade Bonds:
    Marketables                        364.4       2.5        296.7       2.0
    Private Placements                 481.7       3.3        400.6       2.8
                                   ---------   -------    ---------   -------
           Subtotal                    846.1       5.8        697.3       4.8

Equity Securities                       45.3        .3         27.0        .2
Commercial Mortgages                 1,569.7      10.7      1,594.9      11.1
Mortgages, Residential and Other       558.5       3.8        675.8       4.7
Real Estate                             64.6        .5         74.5        .5
Short-Term Investments                 253.3       1.7        157.2       1.1
Other                                  802.4       5.5        750.0       5.2
                                   ---------   -------    ---------   -------
Total Invested Assets              $14,626.4     100.0%   $14,420.5     100.0%
                                   =========   =======    =========   =======

FIXED MATURITY SECURITIES

The amounts invested in fixed maturity securities as of June 30, 1998 and December 31, 1997 were $11.3 billion and $11.1 billion, respectively. The average marketable and private placement bond investments in a single corporate issuer (excluding structured finance securities such as CMOs, mortgage-backed pass throughs and asset-backed securities) as of June 30, 1998 were $9.3 million and $7.1 million, respectively.

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

As of June 30, 1998, the weighted average book yields of the Company's investment grade portfolio and below investment grade portfolio were 7.6% and 8.5%, respectively. The weighted average book yield is not necessarily reflective of the net investment income ultimately realized by the Company. Investments with greater credit risk have a greater risk of default than investment grade securities, and accordingly, some of the incremental book yield of the below investment grade portfolio may not be realized.

The following tables identify the amortized cost and the fair value of the Company's fixed maturity securities with respect to each NAIC credit classification as of the indicated dates (in millions):

                                            June 30, 1998
---------------------------------------------------------------------------------------------------------
                                Marketables                                Private Placements
              ---------------------------------------------   -------------------------------------------
                             Gross Unrealized                               Gross Unrealized
NAIC          Amortized     ------------------      Fair      Amortized     ----------------       Fair
Rating          Cost        Gains     (Losses)      Value       Cost        Gains    (Losses)      Value
------          ----        -----     --------      -----       ----        -----    --------      -----
1             $5,250.8      $271.2     $  (5.2)   $5,516.8   $  854.4     $  38.9      $(2.0)  $   891.3
2              2,163.9       110.2        (5.4)    2,268.7    1,743.7        68.8       (2.8)    1,809.7
3                311.8        11.1        (2.8)      320.1      329.3         7.5        (.5)      336.3
4                 40.8         1.4         (.2)       42.0      127.4         3.4        (.7)      130.1
5                  1.6           -         (.1)        1.5       15.8          .5       (1.4)       14.9
6                   .8           -           -          .8         .4           -          -          .4
Redeemable
  Preferred
  Stock            7.5          .6           -         8.1        1.5           -          -         1.5
              --------      ------      ------    --------   --------      ------      -----     -------
    Total     $7,777.2      $394.5      $(13.7)   $8,158.0   $3,072.5      $119.1      $(7.4)   $3,184.2
              ========      ======      ======    ========   ========      ======      =====    ========


                                                    December 31, 1997
---------------------------------------------------------------------------------------------------------
                                Marketables                                Private Placements
              ---------------------------------------------   -------------------------------------------
                             Gross Unrealized                               Gross Unrealized
NAIC          Amortized     ------------------      Fair      Amortized     ----------------       Fair
Rating          Cost        Gains     (Losses)      Value       Cost        Gains    (Losses)      Value
------          ----        -----     --------      -----       ----        -----    --------      -----
1             $5,306.0      $260.8     $  (6.6)   $5,560.2   $  877.0     $  41.6      $(2.0)   $  916.6
2              2,154.5       114.1        (4.4)    2,264.2    1,634.2        71.7       (3.1)    1,702.8
3                264.2        11.5        (0.8)      274.9      244.7         5.2       (0.6)      249.3
4                 19.0         0.5        (0.2)       19.3      137.5         3.9       (1.2)      140.2
5                  1.6         0.1        (0.1)        1.6       10.2         0.1       (0.1)       10.2
6                  0.9           -           -         0.9        0.9           -          -         0.9
Redeemable
  Preferred
  Stock            3.7         0.4           -         4.1        1.5           -          -         1.5
              --------      ------      ------    --------   --------      ------      -----    --------
    Total     $7,749.9      $387.4      $(12.1)   $8,125.2   $2,906.0      $122.5      $(7.0)   $3,021.5
              ========      ======      ======    ========   ========      ======      =====    ========

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in millions).

                                         June 30, 1998         December 31, 1997
                                     ---------------------   ----------------------
                                      Amortized     Fair      Amortized     Fair
                                        Cost        Value       Cost        Value
                                        ----        -----       ----        -----
Maturing in:
   One Year or Less                  $   253.6   $   255.8   $   199.9   $   200.9
   One to Five Years                   3,620.8     3,758.1     3,651.3     3,789.2
   Five to Ten Years                   3,011.8     3,182.2     3,006.4     3,180.7
   Ten Years or Later                  1,222.3     1,302.0     1,244.0     1,324.4
Mortgage-Backed/Structured Finance     2,741.2     2,844.1     2,554.3     2,651.5
                                     ---------   ---------   ---------   ---------
     Total                           $10,849.7   $11,342.2   $10,655.9   $11,146.7
                                     =========   =========   =========   =========

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

The Company's marketable and private placement bond portfolios were diversified by industry (based upon amortized cost) as of the indicated dates as set forth in the following table:

                                     Marketables              Private Placements
                              ------------------------     ------------------------
                                June 30,  December 31,        June 30,  December 31,
                                 1998        1997              1998        1997
                                 ----        ----              ----        ----
Basic Materials                   6.8%        6.7%              7.7%        8.9%
Consumer Non-Cyclical             5.6         5.7              15.5        18.0
Consumer Products/Services        7.5         7.5              18.0        16.8
Energy                            5.8         5.7               6.4         6.6
Financial Services               20.8        20.8              17.7        20.5
Government                        3.0         3.2               0.5         0.6
Industrial                        4.4         3.9              11.3         9.3
Mortgage-Backed/Structured
   Finance                       31.5        31.4               9.7         4.3
Real Estate                       0.8         0.7               1.4         1.5
Retailing                         2.0         2.1               5.1         5.6
Technology                        1.9         1.8               2.2         2.5
Utilities                         9.9        10.5               4.5         5.4
                                -----       -----             -----       -----
    Total                       100.0%      100.0%            100.0%      100.0%
                                =====       =====             =====       =====

BELOW INVESTMENT GRADE INVESTMENTS

Issuers of below investment grade debt frequently have relatively high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are issuers of investment grade securities.

The largest investment in below investment grade bonds of any one borrower was approximately two-tenths of one percent of invested assets at June 30, 1998. The largest investment in below investment grade bonds of any one industry grouping was approximately 2.1% of invested assets at June 30, 1998. The portfolio of below investment grade bonds is regularly analyzed and managed in an effort to avoid concentration risks.

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

                                               June 30, 1998
                                       ----------------------------
                                       Amortized
                                         Cost            Fair Value
                                         ----            ----------
Adjustable Rate Pass Through:
    Below 6%                           $   12.0          $   12.1
    6% - 7%                                69.7              70.0
    7% - 8%                               186.3             185.5
    Above 8%                               24.3              24.5

Fixed Rate Pass Through:
    Below 9%                               90.5              92.9
    Above 9%                                8.9               9.4

Planned Amortization Class:
    Below 7%                              300.0             320.0
    7% - 8%                               379.8             400.2
    8% - 9%                                97.3             101.8
    Above 9%                                3.2               3.3

Other:
    Below 7%                              221.1             236.3
    7% - 8%                                90.4              98.2
    8% - 9%                                22.5              23.7
    Above 9%                               10.4              10.7
                                       --------          --------
      Total                            $1,516.4          $1,588.6
                                       ========          ========

The Company invests in public and private asset-backed securities in addition to the MBS securities described above. As of June 30, 1998, the Insurers held asset-backed securities with an amortized cost of $1,224.8 million and a fair value of $1,255.5 million. These securities are collateralized by diversified pools of manufactured housing loans, credit card receivables, automobile loans, home equity loans, commercial mortgage loans, and high yield bank loans and corporate bonds. The investment strategy has been to purchase primarily senior structures and tranches that minimize prepayment and default risk.
Approximately 34% of these securities are collateralized by manufactured housing loans, 21% by commercial mortgage loans and 18% by high yield bank loans and corporate bonds. None of the remaining collateral types exceed, on an individual basis, 10% of total asset-backed securities.

MORTGAGE LOANS

The Company's commercial mortgage loans generally range in size from $4 million to $7 million, with the average commercial mortgage loan investment as of June 30, 1998 being approximately $2.6 million.

The commercial mortgage loan portfolio diversification by property type and geographic region of the United States was as follows:


                                             June 30,       December 31,
                                               1998            1997
                                               ----            ----
Property Type
-------------
Apartment                                      23.1%           20.9%
Industrial                                     20.7            20.8
Office                                         18.0            20.4
Retail                                         19.0            18.4
Special Purpose                                18.2            18.2
Hotel/Motel                                     1.0             1.3
                                              -----           -----
     Total                                    100.0%          100.0%
                                              =====           =====

                                             June 30,       December 31,
                                               1998            1997
                                               ----            ----
Geographic Region
-----------------
Midwest                                        33.3%           32.7%
Pacific                                        25.5            25.3
Southeast                                      17.8            18.5
Northeast                                       9.5             9.9
Mountain                                        7.9             7.5
Southwest                                       6.0             6.1
                                              -----           -----
     Total                                    100.0%          100.0%
                                              =====           =====

The weighted average yield of the commercial mortgage loan portfolio as of June 30, 1998 was 8.4%. The weighted average maturity of these loans was 7.6 years.

The Company invests in individual and pools of individual residential mortgage loans in addition to the structured finance securities backed by residential mortgages. As of June 30, 1998 and December 31, 1997, the Insurers held $557.6 million and $674.6 million, respectively, of non-securitized residential mortgage loans.

UNREALIZED INVESTMENT GAINS AND LOSSES

The Company's debt and equity securities classified as available-for-sale are carried at fair value on the Condensed Consolidated Balance Sheets with unrealized investment gains and losses excluded from income and reported as a separate component of shareholders' equity.

The components of net unrealized investment gains reported in shareholders' equity are shown below (in millions):

                                           June 30,         December 31,
                                             1998               1997
                                             ----               ----
Unrealized Investment Gains                 $509.4            $489.1
DAC/PVFP Adjustment                         (132.7)           (138.8)
Deferred Income Taxes                       (131.7)           (124.1)
                                            ------            ------
     Net Unrealized Investment Gains        $245.0            $226.2
                                            ======            ======

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

The following table sets forth the asset duration, portfolio duration and target duration for the investment portfolio of each operating segment (in years):


                                                 June 30, 1998
                                       -------------------------------------
                                         Asset       Portfolio      Target
                                       Duration      Duration      Duration
                                       --------      --------      --------
Personal Financial Services              3.8           3.9         3.5 - 5.0
Worksite Financial Services              2.9           3.3         3.0 - 6.0
Tax-Sheltered and Fixed Annuities        3.9           4.0         3.5 - 5.0
Reinsurance                              4.2           4.3         3.5 - 8.0

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

At June 30, 1998, the Company had 61 interest rate swap contracts in effect with a notional amount of $908 million. At December 31, 1997, the Company had 71 interest rate swap contracts in effect with a notional amount of $1.16 billion. During the six months ended June 30, 1998, 2 interest rate swap contracts were entered into with a notional amount of $50.0 million and 12 interest rate swap contracts matured with a notional amount of $305.0 million. There were no terminations of interest rate swap contracts prior to maturity during the first six months of 1998. The Company had no deferred gains or losses at June 30, 1998 related to interest rate swap contracts terminated early. The estimated fair value of the interest rate swap contracts in effect at June 30, 1998 was an unrealized gain of $15.4 million.

All of the interest rate swap contracts are standard contracts whereby the Company pays a floating rate of interest (generally based upon the LIBOR rate as determined from time to time) and receives a fixed rate (generally a specified contract rate). The following table details the characteristics of the Company's interest rate swap contracts at June 30, 1998 (dollars in millions).


                                     Notional               Range of Fixed
                                      Amount                Rates Received
                                      ------                --------------
Maturing in:
   One Year or Less                  $ 15.0                    5.1 - 5.2%
   One to Three Years                 527.5                    5.3 - 7.6%
   Three to Five Years                205.0                    6.3 - 8.2%
   Five to Seven Years                160.0                    6.0 - 6.8%
                                     ------
     Total                           $907.5
                                     ======

The Company monitors the effect of the swap position on reported income. The Company's investment portfolio includes a substantial amount of floating rate investments. Changes in market interest rates have an opposite (and approximately offsetting) effect on the reported income from the swap portfolio. Accordingly, the reported investment income (or loss) attributable to the Company's swap position will be approximately offset by the changed investment income of the Company's floating or adjustable rate investments in a changing rate environment. At June 30, 1998, the Company held $1.4 billion of adjustable rate invested assets, short-term investments and cash.

The Company also uses interest rate caps as part of its overall interest rate risk management strategy for certain annuity products primarily to hedge the risk of investment losses due to product surrenders in an increasing interest rate environment. The Company held eight interest rate caps with a notional amount of $510.0 million and a fair value of approximately $33,000 as of June 30, 1998.

PROBLEM INVESTMENTS

The Company classifies invested assets of the Insurers as problem investments where: (i) an asset is delinquent in a required payment of principal or interest; (ii) an asset is the subject of a foreclosure action or the borrower is in bankruptcy; (iii) a loan has been restructured; or (iv) a loan has been foreclosed and the collateral is owned (Problem Investments). The Company reports a mortgage loan as delinquent when a required payment of principal or interest is 60 days past due. Fixed maturity securities are reported as delinquent following the contractual grace period allowed for any required payment of principal or interest. The Company generally considers a loan as restructured when one or more of the following terms is changed for the benefit of the borrower: (i) interest rate for a specified period of time or for the life of the loan; (ii) maturity date; (iii) principal face amount or timing of principal repayments on a contingent or absolute basis; or (iv) amount or timing of payment of accrued interest.

The amortized cost of Problem Investments, net of related write-offs and allowances and non-recourse debt, was as follows (in millions):

                                              June 30,       December 31,
                                                1998             1997
                                             ---------       -----------
Private Placement Bonds                        $17.2            $ 6.2
Marketable Bonds                                 2.4              2.7
Commercial Mortgage Loans                       17.3             12.5
Residential and Other Mortgage Loans             5.0              7.3
Investment Real Estate1                          8.4              8.4
Foreclosed Real Estate                          33.1             42.3
                                               -----            -----
    Total                                      $83.4            $79.4
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

The amortized cost of Problem Investments in the preceding table reflects reductions for write-offs and allowances taken by the Company. The cumulative amounts of such write-offs and allowances on problem invested assets of the Insurers on the Condensed Consolidated Balance Sheets were as follows (in millions):

                                                 June 30,        December 31,
                                                  1998             1997
                                                 -------        -----------
Private Placement Bonds                           $12.1           $  6.0
Marketable Bonds                                    1.1               .8
Commercial Mortgage Loans                           9.0              9.0
Residential and Other Mortgage Loans                1.1              1.1
Foreclosed Real Estate                             22.4             23.6

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

The Company also monitors its portfolios in an attempt to identify loans which are not currently classified as Problem Investments, but where the Company has knowledge which causes it to have serious doubts as to the ability of borrowers to comply with the present loan repayment terms. These loans (Potential Problem Investments) are subject to increased scrutiny and review by the Company. The amounts of private placements, marketable bonds, and mortgage loan Potential Problem Investments were $18.5 million, $1.8 million and $16.5 million, respectively, at June 30, 1998.

KNOWN TRENDS AND UNCERTAINTIES WHICH MAY AFFECT FUTURE REPORTED RESULTS

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

YEAR 2000 SYSTEMS MODIFICATIONS

The Company's business units utilize data processing systems in the administration of the insurance and financial services products which they market. Most of the Company's data processing systems require modifications to enable them to process dates including the year 2000 and beyond.

In 1995 the Company initiated an enterprise wide program of identifying and modifying systems affected by the year 2000. The Company developed a plan whereby all systems will be identified, modified and tested for year 2000 compliance by the end of 1998. The Company initiated a structured review and reporting system whereby senior management is regularly advised of the status of the project. The Company expects that virtually all systems will have completed testing and be deemed compliant by the end of 1998 with the remaining systems testwork expected to be completed by the end of the first quarter of 1999.

The Company does business with a multitude of business entities whose ability to comply with year 2000 systems issues may affect the business operations of the Company. The Company has made an attempt to determine whether such entities have adequate plans for year 2000 compliance and the Company is not aware of any instances where a key supplier or vendor will not be compliant. The Company does not have the ability to assure with any certainty the compliance capacity of third parties.

Since the inception of the year 2000 program and for the remainder of the program the Company has and expects to continue to redirect certain internal and external data processing resources to its year 2000 efforts. Certain technology initiatives have been deferred to meet the year 2000 objectives. The Company believes that the net effect of these efforts will not materially impact the Company's business plans or its 1998 consolidated financial statements, however, some additional expenditures for external resources will be incurred.

The Company's business would be adversely affected if it does not meet its goals relative to year 2000 preparedness and the Company's plans reflect the importance of this project. Due to the Company's dependence on data processing for the operation of its business, the Company cannot reasonably develop a contingency plan which would comprehensively address widespread systems failures.

IMPACT OF ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN THE FUTURE

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This pronouncement is effective for fiscal years beginning after June 15, 1999. The Company has not completed its analysis of the impact on future financial results of applying this pronouncement.

CERTAIN FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-Q relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "expect," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the Company's ability to sell its products, the market value of the Company's investments and the lapse rate and profitability of the Company's policies; the Company's ability to achieve anticipated levels of operating efficiencies; mortality and morbidity; changes in federal income tax laws that may affect the relative tax advantages of some of the Company's products; and regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of insurance products.

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

(a)      The Registrant's annual meeting was held on May 14, 1998.

(b) The following matters were submitted to a vote of security holders:

         Proposal 1 - Election of Directors
         To elect the following nominees to terms expiring in 2001:

         Nominees                    Votes For             Votes Withheld
         --------                    ---------             --------------

         William A. Hodder          78,830,766                508,509
         Richard L. Knowlton        78,844,806                494,469
         John G. Turner             78,825,406                513,869

         Carolyn H. Baldwin, David C. Cox, John H. Flittie, Luella G. Goldberg, James J. Howard, III, Randy C. James, David A. Koch, Richard M. Kovacevich, Glen D. Nelson, M.D. and James J. Renier continued to serve as directors following the meeting.

         Proposal 2 - Proposal to Ratify the Appointment of Independent Public
         Accountants:

                           Votes for:                   78,845,497
                           Votes against:                  189,497
                           Votes to abstain:               304,281
                           Broker non-votes:                     -

ITEM 5.  OTHER INFORMATION

         As disclosed in the Registrant's Proxy Statement for the 1998 Annual Meeting, in order for a shareholder proposal to be considered for inclusion in the Registrant's Proxy Statement and identified in its form of proxy for the 1999 Annual Meeting the proposal must be received by the Registrant no later than November 26, 1998. In addition, if a shareholder fails to notify the Registrant of a proposal to be presented by the shareholder at the 1999 Annual Meeting prior to March 14, 1999 then the proxies appointed by the Board of Directors of the Registrant will be allowed to use their discretionary voting authority when the proposal is raised at the 1999 Annual Meeting, without any discussion of the matter in the Registrant's Proxy Statement or form of proxy for such meeting. The 1999 Annual Meeting of the Registrant has been scheduled for May 13, 1999.



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





                               Dated   August 13, 1998
                                     ------------------------
                                RELIASTAR FINANCIAL CORP.








                                  /s/ James R. Miller
                               --------------------------------------
                               by James R. Miller
                               Senior Vice President, Chief Financial
                               Officer and Treasurer