Form 10-Q
period 1998-09-30
RELIASTAR FINANCIAL CORP
filed 1998-11-12
CIK 841528

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________________ to _________________.

Commission File Number 1-10640
                       -------

                            RELIASTAR FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                41-1620373
     -------------------------------                 ----------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

     20 WASHINGTON AVENUE SOUTH, MINNEAPOLIS, MINNESOTA        55401
     --------------------------------------------------        -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of common stock outstanding as of October 30, 1998 was 91,142,830.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            RELIASTAR FINANCIAL CORP.
                      Condensed Consolidated Balance Sheets
                                  (in millions)
                                   (unaudited)

                                                                September 30,  December 31,
                                                                   1998            1997
                                                                -------------  ------------
ASSETS
Fixed Maturity Securities                                        $11,666.5      $11,146.7
Equity Securities                                                     64.0           27.0
Mortgage Loans on Real Estate                                      2,107.2        2,270.7
Real Estate and Leases                                                52.5           74.5
Policy Loans                                                         689.1          663.3
Other Invested Assets                                                148.8           81.1
Short-Term Investments                                               155.8          157.2
                                                                 ---------      ---------
     Total Investments                                            14,883.9       14,420.5
Cash                                                                  36.5           46.4
Accounts and Notes Receivable                                        317.8          217.5
Reinsurance Receivable                                               371.4          324.4
Deferred Policy Acquisition Costs                                  1,169.8        1,091.9
Present Value of Future Profits                                      416.0          480.0
Property and Equipment, Net                                          115.2          112.4
Accrued Investment Income                                            203.8          200.6
Other Assets                                                         403.0          641.2
Participation Fund Account Assets                                    314.9          316.6
Assets Held in Separate Accounts                                   3,512.6        3,149.3
                                                                 ---------      ---------
       TOTAL ASSETS                                              $21,744.9      $21,000.8
                                                                 =========      =========

LIABILITIES
Future Policy and Contract Benefits                              $13,429.5      $13,329.4
Pending Policy Claims                                                402.3          340.5
Other Policyholder Funds                                             309.8          286.5
Notes and Mortgages Payable                                          367.0          593.5
Income Taxes                                                         254.6          192.1
Other Liabilities                                                    615.6          545.5
Participation Fund Account Liabilities                               314.9          316.6
Liabilities Related to Separate Accounts                           3,507.1        3,143.8
                                                                 ---------      ---------
       TOTAL LIABILITIES                                          19,200.8       18,747.9
                                                                 ---------      ---------

Company-Obligated Mandatorily Redeemable Preferred
   Securities Issued by Consolidated Subsidiaries                    242.2          241.9
                                                                 ---------      ---------

SHAREHOLDERS' EQUITY
Common Stock (Shares Issued: 1998 and 1997,  98.1)                      .9             .9
Additional Paid-in Capital                                         1,006.9        1,019.8
Retained Earnings                                                  1,119.6          964.8
Net Unrealized Investment Gains                                      337.0          226.2
Note Receivable from ESOP                                            (19.9)         (20.8)
Unamortized Restricted Stock Awards                                    (.9)          (1.0)
Treasury Common Stock, at Cost
   (Shares Held: 1998, 6.6; 1997, 7.7)                              (141.7)        (178.9)
                                                                 ---------      ---------
       TOTAL SHAREHOLDERS' EQUITY                                  2,301.9        2,011.0
                                                                 ---------      ---------

       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                      $21,744.9      $21,000.8
                                                                 =========      =========


See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                   Condensed Consolidated Statements of Income
                      (in millions, except per share data)
                                   (unaudited)

                                                              Three Months Ended     Nine Months Ended
                                                                September 30             September 30
                                                              ----------------     ---------------------
                                                               1998      1997        1998         1997
                                                              -------   ------     --------     --------
REVENUES
Premiums                                                       $248.5   $229.1     $  740.8     $  648.9
Net Investment Income                                           277.3    269.6        826.0        737.0
Realized Investment Gains, Net                                    1.0      2.7         18.5          5.2
Policy and Contract Charges                                      95.7    100.7        298.4        230.3
Other Income                                                     86.4     65.4        236.6        175.5
                                                               ------   ------     --------     --------
     Total                                                      708.9    667.5      2,120.3      1,796.9
                                                               ------   ------     --------     --------

BENEFITS AND EXPENSES
Benefits to Policyholders                                       373.0    374.2      1,138.3      1,012.6
Sales and Operating Expenses                                    162.1    140.7        465.2        384.3
Amortization of Deferred Policy Acquisition Costs
     and Present Value of Future Profits                         47.1     43.7        137.2        103.7
Interest Expense                                                  6.8      6.0         19.7         15.6
Dividends and Experience Refunds to Policyholders                 8.0      4.4         24.5         18.9
                                                               ------   ------     --------     --------
     Total                                                      597.0    569.0      1,784.9      1,535.1
                                                               ------   ------     --------     --------

Income from Continuing Operations Before Income Taxes
     and Dividends on Preferred Securities of Subsidiaries      111.9     98.5        335.4        261.8
Income Tax Expense                                               40.0     34.3        119.5         92.0
Dividends on Preferred Securities of Subsidiaries,
     Net of Tax                                                   3.3      3.4          9.9          7.2
                                                               ------   ------     --------     --------

Income from Continuing Operations                                68.6     60.8        206.0        162.6

Income (Loss) from Discontinued Operations, Net of Tax              -       .7         (3.4)         2.1
                                                               ------   ------     --------     --------

Net Income                                                     $ 68.6   $ 61.5     $  202.6     $  164.7
                                                               ======   ======     =========    ========

PER COMMON SHARE
Basic
Income from Continuing Operations                              $  .75   $  .66     $   2.26     $   1.94
Income (Loss) from Discontinued Operations                          -      .01         (.04)         .02
                                                               ------   ------     --------     --------
Net Income                                                     $  .75   $  .67     $   2.22     $   1.96
                                                               ======   ======     ========     ========

Diluted
Income from Continuing Operations                              $  .74   $  .65     $   2.22     $   1.91
Income (Loss) from Discontinued Operations                          -      .01         (.04)         .02
                                                               ------   ------     --------     --------
Net Income                                                     $  .74   $  .66     $   2.18     $   1.93
                                                               ======   ======     ========     ========

Weighted Average Common Shares
     Basic                                                       91.5     91.3         91.2         84.0
     Diluted                                                     93.1     93.0         92.9         85.4


See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
            Condensed Consolidated Statements of Shareholders' Equity
                      (in millions, except per share data)
                                   (unaudited)

                                                                     Nine Months Ended
                                                                       September 30
                                                                  ----------------------
                                                                    1998          1997
                                                                  --------      --------
Common Stock
   Beginning of Year                                              $     .9      $     .4
   Issued for Acquisition                                                -            .1
   Issued for Common Stock Split                                         -            .4
                                                                  --------      --------
      End of Period                                                     .9            .9
                                                                  --------      --------

Additional Paid-in Capital
   Beginning of Year                                               1,019.8         571.9
   Issued for Benefit Plans                                              -          11.3
   Issued for Acquisition                                                -         428.3
   Loss on Treasury Shares Reissued for Benefit Plans                (22.5)         (5.9)
   Loss on Treasury Shares Reissued for Acquisitions                   (.9)            -
   Tax Benefit on Stock Options Exercised                             10.5           6.1
                                                                  --------      --------
      End of Period                                                1,006.9       1,011.7
                                                                  --------      --------

Retained Earnings
   Beginning of Year                                                 964.8         794.2
   Net Income                                                        202.6         164.7
   Common Dividends to Shareholders: (Per Share: 1998,
     $.525; 1997, $.45)                                              (47.9)        (38.0)
   Other, Net                                                           .1            .5
                                                                  --------      --------
      End of Period                                                1,119.6         921.4
                                                                  --------      --------

Net Unrealized Investment Gains
   Beginning of Year                                                 226.2         140.8
   Change for the Period                                             110.8          63.8
                                                                  --------      --------
      End of Period                                                  337.0         204.6
                                                                  --------      --------

Note Receivable from ESOP
   Beginning of Year                                                 (20.8)        (21.6)
   Repayments, Accrued or Paid                                          .9            .8
                                                                  --------      --------
      End of Period                                                  (19.9)        (20.8)
                                                                  --------      --------

Unamortized Restricted Stock Awards
   Beginning of Year                                                  (1.0)         (1.8)
   Awards, Net                                                           -           (.2)
   Amortization of Restricted Stock Awards                              .1            .7
                                                                  --------      --------
      End of Period                                                    (.9)         (1.3)
                                                                  --------      --------

Treasury Common Stock
   Beginning of Year                                                (178.9)        (66.2)
   Acquired                                                          (36.0)       (131.6)
   Reissued for Acquisitions                                          21.2             -
   Reissued, Other                                                    52.0          12.1
                                                                  --------      --------
      End of Period                                                 (141.7)       (185.7)
                                                                  --------      --------

Total Shareholders' Equity                                        $2,301.9      $1,930.8
                                                                  ========      ========

See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                 Condensed Consolidated Statements of Cash Flows
                                  (in millions)
                                   (unaudited)

                                                                       Nine Months Ended
                                                                         September 30
                                                                      -------------------
                                                                         1998      1997
                                                                      ---------  --------
OPERATING ACTIVITIES
Net Income                                                            $   202.6  $  164.7
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities
     Interest Credited to Insurance Contracts                             436.7     398.6
     Future Policy Benefits                                              (515.1)   (238.8)
     Capitalization of Policy Acquisition Costs                          (174.7)   (149.8)
     Amortization of Deferred Policy Acquisition Costs and Present
        Value of Future Profits                                           137.2     103.7
     Deferred Income Taxes                                                 10.5       7.1
     Net Change in Receivables and Payables                               (22.0)    (11.8)
     Other Assets                                                         304.7    (103.2)
     Realized Investment Gains, Net                                       (18.5)     (5.2)
     Other                                                                (18.4)     (7.4)
                                                                      ---------  --------
          Net Cash Provided by Operating Activities                       343.0     157.9
                                                                      ---------  --------

INVESTING ACTIVITIES
Proceeds from Sales of Fixed Maturity Securities                          308.3     284.9
Proceeds from Maturities or Repayment of Fixed Maturity Securities        803.3     694.9
Cost of Fixed Maturity Securities Acquired                             (1,458.6)   (957.8)
Sales (Purchases) of Equity Securities, Net                               (39.1)     13.1
Proceeds of Mortgage Loans Sold, Matured or Repaid                        497.2     551.2
Cost of Mortgage Loans Acquired                                          (334.9)   (794.6)
Sales of Real Estate and Leases, Net                                       25.1      12.2
Policy Loans Issued, Net                                                  (25.8)    (34.6)
Purchases of Other Invested Assets, Net                                   (12.3)    (13.7)
Sales (Purchases) of Short-Term Investments, Net                            2.1     (42.6)
Cash Acquired with Acquisitions, Net                                        1.3      18.5
                                                                      ---------  --------
          Net Cash Used by Investing Activities                          (233.4)   (268.5)
                                                                      ---------  --------

FINANCING ACTIVITIES
Deposits to Insurance Contracts                                         1,242.1   1,000.2
Maturities and Withdrawals from Insurance Contracts                    (1,080.3)   (965.1)
Net Proceeds from Issuance of Trust Originated Preferred Securities           -     120.8
Increase in Notes and Mortgages Payable                                    64.0     115.6
Repayment of Notes and Mortgages Payable                                 (290.9)    (15.5)
Issuance of Common Stock Under Stock Option and Other Plans                29.5      17.9
Dividends on Common Stock                                                 (47.9)    (38.0)
Acquisition of Treasury Common Stock                                      (36.0)   (131.6)
                                                                      ---------  --------
          Net Cash Provided (Used) by Financing Activities               (119.5)    104.3
                                                                      ---------  --------
Decrease in Cash                                                           (9.9)     (6.3)
Cash at Beginning of Period                                                46.4      32.4
                                                                      ---------  --------
Cash at End of Period                                                 $    36.5  $   26.1
                                                                      =========  ========


See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with that reflected in the Annual Report on Form 10-K of ReliaStar Financial Corp. (the Company or ReliaStar) for the year ended December 31, 1997 filed with the Securities and Exchange Commission (SEC) except for the accounting changes as described in Note 2. The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 1997, has been prepared by management without audit by independent certified public accountants. The condensed consolidated balance sheet as of December 31, 1997 has been derived from, and does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1997.

The information furnished includes all adjustments and accruals consisting only of normal, recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1997 Annual Report on Form 10-K.

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

REPORTING COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a company's full set of financial statements. SFAS No. 130 defines comprehensive income as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the three and nine month periods ended September 30, 1998 and 1997, was as follows (in millions):

                                           Three Months Ended  Nine Months Ended
                                              September 30       September 30
                                           ------------------  -----------------
                                            1998      1997      1998    1997
                                            ----      ----      ----    ----

Net Income                                 $ 68.6    $ 61.5    $202.6  $164.7
Change in Net Unrealized Investment Gains    92.0      73.0     110.8    63.8
                                           ------    ------    ------  ------
      Comprehensive Income                 $160.6    $134.5    $313.4  $228.5
                                           ======    ======    ======  ======

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that a company reports information about operating segments in financial statements using a "management approach" to aggregate operating segments. The Company operates in four reportable segments: Personal Financial Services, which represents the Company's individual life insurance products; Worksite Financial Services, which sells group and individual life insurance products, retirement plans and financial services to employers and their employees at the worksite; Tax-Sheltered and Fixed Annuities, which sells 403(b) annuities and other retirement products, primarily to the K-12 schoolteacher market; and Reinsurance, which sells group life, health and special risk reinsurance and specialty insurance products in the United States and internationally.

ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

During the second quarter of 1998, the Company adopted Statement of Position
(SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 provides guidance on accounting for costs associated with computer software developed or obtained for internal use. The Company adopted this pronouncement during the second quarter of 1998, retroactive to the beginning of the year. Adoption of SOP No. 98-1 did not have a material effect on the financial results of the Company.

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

Note 4. Discontinued Operations

On July 31, 1998, the Company completed the sale of its mortgage banking subsidiary, ReliaStar Mortgage Corporation (RMC). The results of RMC are presented as discontinued operations on the Condensed Consolidated Statements of Income; prior periods have been restated to reflect this presentation.

Revenues of RMC for the three month periods ended September 30, 1998 and 1997, were $3.5 million and $8.9 million, respectively. Revenues of RMC for the nine month periods ended September 30, 1998 and 1997, were $18.9 million and $23.5 million, respectively. A $6.3 million pretax loss ($3.5 million after-tax) was recorded in the second quarter of 1998 on the disposal of RMC and included a loss from operations totaling $2.8 million pretax ($1.8 million after-tax).

Item 2.
                            RELIASTAR FINANCIAL CORP.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Results of operations by operating segment are summarized below (in millions):



                                                            Three Months         Nine Months
                                                         Ended September 30   Ended September 30
                                                         ------------------   ------------------
                                                         1998       1997       1998       1997
                                                         ----       ----       ----       ----
Operating Income (Loss) (1)
      Personal Financial Services Segment               $24.4      $19.8      $ 69.6     $ 45.5
      Worksite Financial Services Segment                15.4       13.3        43.2       37.3
      Tax-Sheltered and Fixed Annuities Segment          18.8       17.2        56.1       55.0
      Reinsurance Segment                                10.4        8.4        31.4       25.4
      Other Business Units                                3.4        2.0         9.3        3.7
      Corporate                                          (4.8)      (1.3)      (13.4)      (6.7)
                                                        -----      -----      ------     ------
Operating Income                                         67.6       59.4       196.2      160.2
Net Realized Investment Gains, Net of Tax                 1.0        1.4         9.8        2.4
                                                        -----      -----      ------     ------
Income From Continuing Operations                        68.6       60.8       206.0      162.6
Income (Loss) From Discontinued Operations, Net of Tax      -         .7        (3.4)       2.1
                                                        -----      -----      ------     ------
      Net Income                                        $68.6      $61.5      $202.6     $164.7
                                                        =====      =====      ======     ======



----------
(1) Operating income is after-tax and excludes realized investment gains and losses and their impact on the amortization of deferred policy acquisition costs (DAC) and present value of future profits (PVFP).

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." As a result, the Company now reports its segment results consistent with the way it manages its businesses. The Company has four reportable operating segments: Personal Financial Services, Worksite Financial Services, Tax-Sheltered and Fixed Annuities, and Reinsurance (see Note 2 of Notes to Condensed Consolidated Financial Statements). Prior period segment information has been restated to conform to the current presentation.

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

Personal Financial Services
---------------------------

Operating income of the Personal Financial Services segment for the third quarter of 1998 increased $4.6 million, or 23%, compared with the same period in 1997. The increase is primarily due to increased interest spreads and lower expenses. Year-to-date operating income increased 53% over the comparable period in 1997 primarily due to the additional earnings in the first six months of 1998 from the SCC life insurance subsidiaries which totaled $16.3 million. The remaining increase in year-to-date operating income was primarily due to an increase in interest spreads, growth in assets under management and lower expenses, partially offset by less favorable mortality experience.

The interest spread for the Personal Financial Services segment of 235 basis points in the third quarter of 1998 compares to 217 basis points in the third quarter of 1997. This increase in spreads reflects a 6 basis point increase in the portfolio yield and a 12 basis point reduction in the average crediting rate. We expect that the average interest spread for the remainder of 1998 will be lower than the rate experienced thus far in 1998, primarily as a result of declining investment portfolio yields. It should be noted that the interest spread calculation is an annualized measure and can be overly influenced in a particular period by the level of prepayments, recoveries on problem investments and other variances in the level of net investment income. For some of the business included in the Personal Financial Services segment, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. The balance of the business has crediting rates that can be changed on the policy anniversary or some other date. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates and are guaranteed on most new premiums received to the end of the calendar year.

Total assets under management increased to $6.7 billion as of September 30, 1998 from $6.6 billion as of September 30, 1997. Separate account assets under management increased to $1.8 billion as of September 30, 1998 from $1.5 billion as of September 30, 1997.

Total sales (annualized new premiums and deposits) for the third quarter of 1998 were $116.8 million compared to $97.2 million in the same period of 1997. The increase in sales reflects a 40% increase in individual life insurance sales and a 50% increase in fixed annuity sales. Variable annuity sales were unchanged in the third quarter of 1998 compared to the third quarter of 1997. Total sales for the first nine months of 1998 were $347.4 million compared to $260.8 million in the same period of 1997. The increase in sales reflects a 50% increase in individual life insurance sales, a 54% increase in fixed annuity sales and a 20% increase in variable annuity sales. Included in the sales results are $34.1 million of sales from the SCC life insurance subsidiaries in the first six months of 1998 for which there are no comparable sales in 1997, as SCC was acquired on July 1, 1997.

Worksite Financial Services
---------------------------

Operating income of the Worksite Financial Services segment for the third quarter of 1998 increased $2.1 million, or 16%, compared with the same period in 1997. The increase in operating income is primarily due to increased investment income and lower expenses in the employee benefits unit; higher fee income, reflecting growth in assets under management, in the retirement plans unit; and higher investment income in the pension lines of business, partially offset by increased start-up costs in the Worksite Advisory Services unit. Year-to-date operating income increased 16%, compared with the same period in 1997. The increase in year-to-date operating income is primarily due to favorable claims experience, higher investment income and lower expenses in the employee benefits unit and higher assets under management in the retirement plans unit. This increase in year-to-date operating income was partially offset by increased start-up costs in the Worksite Advisory Services unit. Total sales for the third quarter of 1998 were $117.4 million compared with $149.6 million in the same period of 1997. Total sales for the first nine months of 1998 were $375.1 million compared to $404.7 million in the same period of 1997. The decrease in sales is due primarily to lower retirement plan sales.

During September 1998, the Company entered into a strategic alliance with Trustmark Insurance Co. (Trustmark) related to its insured group medical and Administrative Services Only (ASO) product lines. Under the alliance, ReliaStar transferred to Trustmark the claims processing and administration for its insured group medical, ASO and split risk product lines. The group medical contracts will continue to be underwritten by ReliaStar until their renewal date, at which time Trustmark will directly provide products and services to these customers, in addition to handling claims processing and administration. Operating income of the product lines affected by the alliance were not material in the past.

Tax-Sheltered and Fixed Annuities
---------------------------------

Operating income of the Tax-Sheltered and Fixed Annuities segment for the third quarter of 1998 increased $1.6 million, or 9%, compared with the same period in 1997. The increase in operating income is primarily due to growth in assets under management and lower expenses, offset by lower interest spreads. Year-to-date operating income increased 2% compared with the same period in 1997 and is primarily due to growth in assets under management.

The interest spread of 248 basis points in the third quarter of 1998 compares to 255 basis points in the third quarter of 1997. This decrease in spreads reflects a 17 basis point decrease in the portfolio yield and a 10 basis point reduction in the average crediting rate. We expect that the average interest spread for the remainder of 1998 will be lower than the rate experienced thus far in 1998, primarily as a result of declining investment portfolio yields. It should be noted that the interest spread calculation is an annualized measure and can be overly influenced in a particular period by the level of prepayments, recoveries on problem investments and other variances in the level of net investment income. For most of the business included in the Tax-Sheltered and Fixed Annuities segment, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. The balance of the business has crediting rates that can be changed on the policy anniversary or some other date. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates and are guaranteed on most new premiums received to the end of the calendar year.

Total assets under management increased 9% to $7.2 billion as of September 30, 1998 from $6.6 billion as of September 30, 1997. Separate account assets under management increased 139% to $263 million at September 30, 1998 from $110 million at September 30, 1997.

Total sales for the third quarter of 1998 were $157.3 million compared with $136.5 million in the same period of 1997. The increase in sales reflects a 113% increase in sales of variable annuities and an 8% decrease in fixed annuity sales. Total sales for the first nine months of 1998 were $429.3 million compared with $387.1 million in the same period of 1997. The increase in sales reflects a 104% increase in sales of variable annuities and a 10% decrease in fixed annuity sales.

Reinsurance
-----------

Operating income of the Reinsurance segment for the third quarter of 1998 increased $2.0 million, or 24%, compared with the same period in 1997. The increase in operating income is primarily due to a 58% increase in net earned premiums, partially offset by higher commission expenses and a less favorable overall loss ratio. Year-to-date operating income also increased 24% compared with the same period in 1997. The increase in year-to-date operating income is primarily due to an increase in net earned premiums, partially offset by higher commission expenses and a less favorable overall loss ratio. Earnings in the reinsurance business can fluctuate based upon a number of factors, including pricing, market capacity, the availability and pricing of retrocessional programs, loss experience and the risk profile of the book of business included in this segment.

Total sales for the third quarter of 1998 were $48.6 million compared with $29.8 million in the same period of 1997, an increase of 63%, primarily due to strong sales of group life and managed care reinsurance. Total sales for the first nine months of 1998 were $149.3 million compared to the $82.2 million in the same period of 1997.

Other Business Units
--------------------

Other Business Units include the Company's mutual fund operation, broker/dealer operations, banking operation and personal finance education company. Operating income of the Other Business Units for the third quarter of 1998 increased $1.4 million compared with the same period in 1997. Year-to-date operating income of the Other Business Units for the first nine months of 1998 increased $5.6 million compared with the same period in 1997. The increase in third quarter and year-to-date operating earnings is primarily due to higher revenues on increased broker/dealer volume and higher assets under management at the mutual fund operation. In addition, the year-to-date comparisons were impacted by a $2.7 million pretax gain in the first quarter of 1998 from the sale of 12b-1 fees attributable to a portion of the mutual fund operation's Class B shares.

Corporate
---------

Corporate includes financing costs, goodwill amortization and other unallocated costs. Operating losses of Corporate for the third quarter of 1998 increased $3.5 million compared with the same period in 1997. The operating losses of Corporate for the first nine months of 1998 increased $6.7 million compared with the same period in 1997. The increase in year-to-date operating losses is primarily due to increased financing costs and goodwill amortization related to purchase acquisitions. The increase in third quarter operating losses is primarily due to a $2.3 million gain recognized in 1997 related to the sale of certain assets of the Company's third party investment manager and increased goodwill amortization related to purchase acquisitions.

REALIZED INVESTMENT GAINS AND LOSSES

The sources of net realized investment gains (losses) were as follows (in millions):


                                                          Three Months Ended   Nine Months Ended
                                                            September 30         September 30
                                                           ---------------     -----------------
                                                            1998      1997       1998    1997
                                                           -----      ----       -----   -----
Net Gains (Losses) on Sales of Investments
    Fixed Maturity Securities
         Gross Gains                                       $ 5.7      $2.0       $14.9   $ 4.6
         Gross Losses                                       (1.5)      (.4)       (3.2)   (4.6)
    Equity Securities                                         .1       1.5         1.0     3.9
    Mortgage Loans                                            .2         -         (.1)     .1
    Foreclosed Real Estate                                  (1.2)        -         1.8      .1
    Real Estate                                               .4        .2          .7      .3
    Other                                                     .7       1.1        14.6     6.7
Provision for Losses on Investments
    Fixed Maturity Securities                               (1.2)        -        (7.5)   (1.7)
    Mortgage Loans                                             -       (.5)          -    (1.9)
    Foreclosed Real Estate                                   2.3       (.5)         .8    (1.6)
    Real Estate                                              (.2)      (.7)        (.2)    (.7)
    Other                                                   (4.3)        -        (4.3)      -
                                                           -----      ----       -----   -----
Pretax Realized Investment Gains                             1.0       2.7        18.5     5.2
DAC/PVFP Amortization (1)                                     .6       (.5)       (3.2)   (1.5)
Income Taxes                                                 (.6)      (.8)       (5.5)   (1.3)
                                                           -----      ----       -----   -----
    Net Realized Investment Gains, Net of Tax              $ 1.0      $1.4       $ 9.8   $ 2.4
                                                           =====      ====       =====   =====

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

The Company maintains a $125.0 million unsecured revolving credit facility with a group of banks. As of September 30, 1998, $70.0 million remained available for borrowing under this facility.

During the first quarter of 1998, the Company repurchased 560,000 of its common shares at an average price of $46.58 per share in a common stock buyback program completed in conjunction with the acquisition of ReliaStar Managing Underwriters, Inc. and ReliaStar Bancshares, Inc.

On October 6, 1998, the Company announced plans to repurchase up to $125 million of the Company's common stock. The Company expects to complete the buyback program by the end of 1998. Through November 6, 1998, 482,700 shares had been repurchased. Initially, the program is being financed using bank debt, but permanent financing is expected to be in place by the end of the year.

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

The Insurers' investment portfolios represent a significant source of liquid assets. As of September 30, 1998, the Insurers' investment portfolios included $8.1 billion (37% of consolidated assets) of short-term investments and investment grade marketable bonds. The September 30, 1998 investment portfolio also included $2.8 billion of investment grade privately placed bonds which, while not publicly traded, are a source of liquidity.

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

CONSOLIDATED CASH FLOWS

The company's cash balance at September 30, 1998 was $36.5 million. During the nine months ended September 30, 1998, net cash provided by operating activities was $343.0 million, and cash used by investing and financing activities was $233.4 million and $119.5 million, respectively.

The $343.0 million of net cash provided by operating activities was primarily the result of positive cash flow from premiums and investment income in excess of cash outflows for insurance benefits and sales and operating expenses and the effects of the sale of our mortgage banking subsidiary. Net cash used by financing activities of $119.5 million was primarily the result of the repayment of commercial paper previously issued by our mortgage banking subsidiary which was sold. Other uses of cash for financing activities included the payment of dividends on common stock, offset by short term borrowings and net deposits to insurance contracts.

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

The following table provides information regarding the composition of the Company's invested assets as of the indicated dates (in millions):

                                     September 30,       December 31,
                                          1998               1997
                                   ------------------ ------------------
                                     Amount   Percent   Amount   Percent
                                   ---------  ------- ---------  -------
Investment Grade Bonds:
    Marketables                    $ 7,973.9    53.6% $ 7,824.4    54.2%
    Private Placements               2,821.0    19.0    2,619.4    18.2
                                   ---------   -----   --------   -----
        Subtotal                    10,794.9    72.6   10,443.8    72.4

Below Investment Grade Bonds:
    Marketables                        367.7     2.5      296.7     2.0
    Private Placements                 488.6     3.3      400.6     2.8
                                   ---------   -----   --------   -----
        Subtotal                       856.3     5.8      697.3     4.8

Equity Securities                       64.0      .4       27.0      .2
Commercial Mortgages                 1,612.5    10.8    1,594.9    11.1
Mortgages, Residential and Other       494.7     3.3      675.8     4.7
Real Estate                             52.5      .4       74.5      .5
Short-Term Investments                 155.8     1.0      157.2     1.1
Other                                  853.2     5.7      750.0     5.2
                                   ---------   -----   --------   -----
Total Invested Assets              $14,883.9   100.0% $14,420.5   100.0%
                                   =========   =====  =========   =====

FIXED MATURITY SECURITIES

The amounts invested in fixed maturity securities as of September 30, 1998 and December 31, 1997 were $11.7 billion and $11.1 billion, respectively. The average marketable and private placement bond investments in a single corporate issuer (excluding structured finance securities such as CMOs, mortgage-backed pass throughs and asset-backed securities) as of September 30, 1998 were $9.5 million and $7.2 million, respectively.

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

As of September 30, 1998, the weighted average book yields of the Company's investment grade portfolio and below investment grade portfolio were 7.5% and 8.4%, respectively. The weighted average book yield is not necessarily reflective of the net investment income ultimately realized by the Company. Investments with greater credit risk have a greater risk of default than investment grade securities, and accordingly, some of the incremental book yield of the below investment grade portfolio may not be realized.

The following tables identify the amortized cost and the fair value of the Company's fixed maturity securities with respect to each NAIC credit classification as of the indicated dates (in millions):

                                                September 30, 1998
              -------------------------------------------------------------------------------------
                            Marketables                                Private Placements
              ----------------------------------------     ----------------------------------------
                          Gross Unrealized                             Gross Unrealized
NAIC          Amortized   -----------------    Fair        Amortized   ----------------     Fair
Rating          Cost       Gains    (Losses)   Value         Cost       Gains   (Losses)    Value
------        --------    -------  --------   --------      --------   -------   ------    --------
1             $5,338.3    $ 367.3   $ (14.6)  $5,691.0      $  884.1   $  66.6   $  (.4)   $  950.3
2              2,158.3      138.8     (14.2)   2,282.9       1,771.2     103.4     (3.9)    1,870.7
3                287.4        9.6      (4.1)     292.9         340.8       8.6     (1.5)      347.9
4                 80.6         .5      (6.7)      74.4         121.9       1.5      (.8)      122.6
5                   .2          -       (.2)         -          13.3        .3      (.2)       13.4
6                   .4          -         -         .4           4.7         -        -         4.7
Redeemable
  Preferred
  Stock           14.5         .5      (1.2)      13.8           1.5         -        -         1.5
              --------    -------   -------   --------      --------   -------   ------    --------
    Total     $7,879.7    $ 516.7   $ (41.0)  $8,355.4      $3,137.5   $ 180.4   $ (6.8)   $3,311.1
              ========    =======   =======   ========      ========    ======   ======    ========


                                                December 31, 1997
              -------------------------------------------------------------------------------------
                            Marketables                                Private Placements
              ----------------------------------------     ----------------------------------------
                          Gross Unrealized                             Gross Unrealized
NAIC          Amortized   -----------------    Fair        Amortized   ----------------     Fair
Rating          Cost       Gains    (Losses)   Value         Cost       Gains   (Losses)    Value
------        --------    -------  --------   --------      --------   -------   ------    --------
1             $5,306.0  $   260.8    $ (6.6)  $5,560.2      $  877.0   $  41.6   $ (2.0)   $  916.6
2              2,154.5      114.1      (4.4)   2,264.2       1,634.2      71.7     (3.1)    1,702.8
3                264.2       11.5      (0.8)     274.9         244.7       5.2     (0.6)      249.3
4                 19.0        0.5      (0.2)      19.3         137.5       3.9     (1.2)      140.2
5                  1.6        0.1      (0.1)       1.6          10.2       0.1     (0.1)       10.2
6                  0.9          -         -        0.9           0.9         -        -         0.9
Redeemable
  Preferred
  Stock            3.7        0.4         -        4.1           1.5         -        -         1.5
              --------    -------   -------   --------      --------   -------   ------    --------
    Total     $7,749.9  $   387.4    $(12.1)  $8,125.2      $2,906.0   $ 122.5   $ (7.0)   $3,021.5
              ========  =========    ======   ========      ========   =======   ======    ========

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in millions).

                            September 30, 1998       December 31, 1997
                           ---------------------    ---------------------
                           Amortized     Fair       Amortized     Fair
                             Cost        Value        Cost        Value
                           ---------   ---------    ---------   ---------
Maturing in:
   One Year or Less        $   369.0   $   372.6    $   199.9   $   200.9
   One to Five Years         3,578.9     3,770.2      3,651.3     3,789.2
   Five to Ten Years         3,104.2     3,329.2      3,006.4     3,180.7
   Ten Years or Later        1,188.1     1,272.7      1,244.0     1,324.4
Mortgage-Backed/Structured
  Finance                    2,777.0     2,921.8      2,554.3     2,651.5
                           ---------   ---------    ---------   ---------
      Total                $11,017.2   $11,666.5    $10,655.9   $11,146.7
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

The Company's marketable and private placement bond portfolios were diversified by industry (based upon amortized cost) as of the indicated dates as set forth in the following table:

                                  Marketables                Private Placements
                           ---------------------------   ----------------------------
                           September 30,  December 31,   September 30,   December 31,
                               1998           1997           1998            1997
                           -------------  ------------   -------------   ------------
Basic Materials                  6.2%         6.7%            7.5%            8.9%
Consumer Non-Cyclical            5.9          5.7            15.4            18.0
Consumer Products/Services       7.7          7.5            18.7            16.8
Energy                           6.0          5.7             7.1             6.6
Financial Services              21.3         20.8            16.9            20.5
Government                       2.9          3.2              .2             0.6
Industrial                       4.1          3.9            10.4             9.3
Mortgage-Backed/Structured
   Finance                      31.0         31.4            10.7             4.3
Real Estate                      1.1          0.7             1.6             1.5
Retailing                        1.9          2.1             5.0             5.6
Technology                       1.9          1.8             2.1             2.5
Utilities                       10.0         10.5             4.4             5.4
                               -----        -----           -----           -----
    Total                      100.0%       100.0%          100.0%          100.0%
                               =====        =====           =====           =====

BELOW INVESTMENT GRADE INVESTMENTS

Issuers of below investment grade debt frequently have relatively high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are issuers of investment grade securities.

The largest investment in below investment grade bonds of any one borrower was approximately two-tenths of one percent of invested assets at September 30, 1998. The largest investment in below investment grade bonds of any one industry grouping was approximately 1.8% of invested assets at September 30, 1998. The portfolio of below investment grade bonds is regularly analyzed and managed in an effort to avoid concentration risks.

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

                                       September 30, 1998
                                    -------------------------
                                    Amortized
                                      Cost         Fair Value
                                    ---------      ----------
Adjustable Rate Pass Through:
     Below 6%                       $    5.4       $    5.4
     6% - 7%                            67.9           67.9
     7% - 8%                           169.5          168.4
     Above 8%                            5.9            6.0

Fixed Rate Pass Through:
     Below 9%                           91.6           97.0
     Above 9%                            8.2            8.6

Planned Amortization Class:
     Below 7%                          294.7          322.3
     7% - 8%                           361.6          388.6
     8% - 9%                            83.7           88.9
     Above 9%                            2.3            2.5

Other:
     Below 7%                          257.3          278.7
     7% - 8%                            88.3           97.8
     8% - 9%                            20.4           21.9
     Above 9%                            9.3            9.6
                                    --------       --------
        Total                       $1,466.1       $1,563.6
                                    ========       ========

The Company invests in public and private asset-backed securities in addition to the MBS securities described above. As of September 30, 1998, the Insurers held asset-backed securities with an amortized cost of $1,310.9 million and a fair value of $1,358.2 million. These securities are collateralized by diversified pools of manufactured housing loans, credit card receivables, automobile loans, home equity loans, commercial mortgage loans, and high yield bank loans and corporate bonds. The investment strategy has been to purchase primarily senior structures and tranches that minimize prepayment and default risk. Approximately 33% of these securities are collateralized by manufactured housing loans, 21% by commercial mortgage loans, and 20% by high yield bank loans and corporate bonds. None of the remaining collateral types exceed, on an individual basis, 10% of total asset-backed securities.

MORTGAGE LOANS

The Company's commercial mortgage loans generally range in size from $4 million to $7 million, with the average commercial mortgage loan investment as of September 30, 1998 being approximately $2.7 million.

The commercial mortgage loan portfolio diversification by property type and geographic region of the United States was as follows:

                         September 30,             December 31,
                             1998                      1997
                         -------------             ------------
Property Type
Apartment                    23.5%                     20.9%
Industrial                   21.1                      20.8
Office                       16.7                      20.4
Retail                       19.4                      18.4
Special Purpose              18.2                      18.2
Hotel/Motel                   1.1                       1.3
                            -----                     -----
     Total                  100.0%                    100.0%
                            =====                     =====

                         September 30,             December 31,
                             1998                      1997
                         -------------             ------------
Geographic Region
Midwest                      33.8%                     32.7%
Pacific                      25.2                      25.3
Southeast                    17.6                      18.5
Northeast                     9.6                       9.9
Mountain                      8.1                       7.5
Southwest                     5.7                       6.1
                            -----                     -----
     Total                  100.0%                    100.0%
                            =====                     =====

The weighted average yield of the commercial mortgage loan portfolio as of September 30, 1998 was 8.2%. The weighted average maturity of these loans was
8.0 years.

The Company invests in individual and pools of individual residential mortgage loans in addition to the structured finance securities backed by residential mortgages. As of September 30, 1998 and December 31, 1997, the Insurers held $493.8 million and $674.6 million, respectively, of non-securitized residential mortgage loans.

UNREALIZED INVESTMENT GAINS AND LOSSES

The Company's debt and equity securities classified as available-for-sale are carried at fair value on the Condensed Consolidated Balance Sheets with unrealized investment gains and losses excluded from income and reported as a separate component of shareholders' equity.

The components of net unrealized investment gains reported in shareholders' equity are shown below (in millions):

                                      September 30,       December 31,
                                          1998                1997
                                      -------------       ------------
Unrealized Investment Gains              $ 682.3             $ 489.1
DAC/PVFP Adjustment                       (164.4)             (138.8)
Deferred Income Taxes                     (180.9)             (124.1)
                                         -------             -------
    Net Unrealized Investment Gains      $ 337.0             $ 226.2
                                         =======             =======

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

The following table sets forth the asset duration, portfolio duration and target duration for the investment portfolio of each operating segment (in years):

                                                  September 30, 1998
                                      ------------------------------------------
                                        Asset       Portfolio        Target
                                      Duration      Duration        Duration
                                      --------      ---------       --------
Personal Financial Services              3.9           3.9           3.5-5.0
Worksite Financial Services              3.0           3.3           3.0-6.0
Tax-Sheltered and Fixed Annuities        3.8           4.0           3.5-5.0
Reinsurance                              4.4           4.5           3.5-8.0

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

At September 30, 1998, the Company had 61 interest rate swap contracts in effect with a notional amount of $908 million. At December 31, 1997, the Company had 71 interest rate swap contracts in effect with a notional amount of $1.16 billion. During the nine months ended September 30, 1998, 2 interest rate swap contracts were entered into with a notional amount of $50.0 million and 12 interest rate swap contracts matured with a notional amount of $305.0 million. There were no terminations of interest rate swap contracts prior to maturity during the first nine months of 1998. The Company had no deferred gains or losses at September 30, 1998 related to interest rate swap contracts terminated early. The estimated fair value of the interest rate swap contracts in effect at September 30, 1998 was an unrealized gain of $33.9 million which is reported with other invested assets on the condensed consolidated balance sheet.

All of the interest rate swap contracts are standard contracts whereby the Company pays a floating rate of interest (generally based upon the LIBOR rate as determined from time to time) and receives a fixed rate (generally a specified contract rate). The following table details the characteristics of the Company's interest rate swap contracts at September 30, 1998 (dollars in millions).

                                      Notional        Range of Fixed
                                       Amount         Rates Received
                                      --------        --------------
Maturing in:
   One Year or Less                    $ 55.0           5.2 - 6.4%
   One to Three Years                   552.5           5.3 - 7.6%
   Three to Five Years                  160.0           6.3 - 8.2%
   Five to Seven Years                  140.0           6.0 - 6.8%
                                       ------
      Total                            $907.5
                                       ======

The Company monitors the effect of the swap position on reported income. The Company's investment portfolio includes a substantial amount of floating rate investments. Changes in market interest rates have an opposite (and approximately offsetting) effect on the reported income from the swap portfolio. Accordingly, the reported investment income (or loss) attributable to the Company's swap position will be approximately offset by the changed investment income of the Company's floating or adjustable rate investments in a changing rate environment. At September 30, 1998, the Company held $1.2 billion of adjustable rate invested assets, short-term investments and cash.

The Company also uses interest rate caps as part of its overall interest rate risk management strategy for certain annuity products primarily to hedge the risk of investment losses due to product surrenders in an increasing interest rate environment. The Company held eight interest rate caps with a notional amount of $510.0 million and a fair value of approximately $6,100.

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

The amortized cost of Problem Investments, net of related write-offs and allowances and non-recourse debt, was as follows (in millions):

                                     September 30,   December 31,
                                        1998             1997
                                     -------------   ------------
Private Placement Bonds                $10.0            $ 6.2
Marketable Bonds                         2.1              2.7
Commercial Mortgage Loans               16.0             12.5
Residential and Other Mortgage Loans     5.3              7.3
Investment Real Estate1                  8.4              8.4
Foreclosed Real Estate                  27.8             42.3
Other                                     .4                -
                                       -----            -----
    Total                              $70.0            $79.4
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

The amortized cost of Problem Investments in the preceding table reflects reductions for write-offs and allowances taken by the Company. The cumulative amounts of such write-offs and allowances on problem invested assets of the Insurers on the Condensed Consolidated Balance Sheets were as follows (in millions):

                                           September 30,    December 31,
                                               1998             1997
                                           -------------    ------------
Private Placement Bonds                       $ 13.2           $  6.0
Marketable Bonds                                 1.2               .8
Commercial Mortgage Loans                        9.0              9.0
Residential and Other Mortgage Loans             1.1              1.1
Foreclosed Real Estate                          21.1             23.6
Other                                            4.3                -

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

The Company also monitors its portfolios in an attempt to identify loans which are not currently classified as Problem Investments, but where the Company has knowledge which causes it to have serious doubts as to the ability of borrowers to comply with the present loan repayment terms. These loans (Potential Problem Investments) are subject to increased scrutiny and review by the Company. The amounts of private placements, marketable bonds, and mortgage loan Potential Problem Investments were $27.9 million, $12.4 million and $1.3 million, respectively, at September 30, 1998.

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

YEAR 2000 SYSTEMS MODIFICATIONS

The Company's business units utilize data processing systems in the administration of the insurance and financial services products which they market. Most of the Company's data processing systems have required modifications to enable them to process dates including the year 2000 and beyond.

In 1995, the Company initiated an enterprise wide program of identifying and modifying systems affected by the year 2000. The Company developed a plan whereby all systems will be identified, modified and tested for year 2000 compliance by the end of 1998. The Company initiated a structured review and reporting system whereby senior management is regularly advised of the status of the project. The Company expects that virtually all systems will have completed testing and be deemed compliant by the end of 1998, with the remaining systems testwork expected to be completed by the end of the first quarter of 1999.

The Company does business with a multitude of business entities whose ability to comply with year 2000 systems issues may affect the business operations of the Company. The Company has made an attempt to determine whether such entities have adequate plans for year 2000 compliance, and the Company is not aware of any instances where a key supplier or vendor will not be compliant. The Company does not have the ability to assure with any certainty the compliance capacity of third parties.

Since the inception of the year 2000 program and for the remainder of the program, the Company has and expects to continue to redirect certain internal and external data processing resources to its year 2000 efforts. Certain technology initiatives have been deferred to meet the year 2000 objectives. The Company believes that the net effect of these efforts will not materially impact the Company's business plans or its 1998 consolidated financial statements, however, some additional expenditures for external resources have been incurred.

The Company's business would be adversely affected if it does not meet its goals relative to year 2000 preparedness, and the Company's plans reflect the importance of this project. Due to the Company's dependence on data processing for the operation of its business, the Company cannot reasonably develop a contingency plan which would comprehensively address widespread systems failures.

IMPACT OF ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN THE FUTURE

In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This pronouncement is effective for fiscal years beginning after September 15, 1999. The Company has not completed its analysis of the impact on future financial results of applying this pronouncement.

CERTAIN FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-Q, press releases and other public disclosures relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "expect," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the Company's ability to sell its products, the market value of the Company's investments and the lapse rate and profitability of the Company's policies; the Company's ability to achieve anticipated levels of operating efficiencies; mortality and morbidity; changes in federal income tax laws that may affect the relative tax advantages of some of the Company's products; and regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of insurance products.

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





                     Dated        November 11, 1998
                           --------------------------------

                     RELIASTAR FINANCIAL CORP.








                     /s/ James R. Miller
                     --------------------------------------
                     by James R. Miller
                     Senior Vice President, Chief Financial
                     Officer and Treasurer