Form 10-K
period 1998-12-31
RELIASTAR FINANCIAL CORP
filed 1999-03-22
CIK 841528

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1998
                           -----------------

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to ______________________
Commission file number  1-10640
                        -------

                           RELIASTAR FINANCIAL CORP.
                           -------------------------
            (Exact name of registrant as specified in its charter)

DELAWARE                                                        41-1620373
--------                                                     ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

20 WASHINGTON AVENUE SOUTH, MINNEAPOLIS, MINNESOTA                55401
--------------------------------------------------              ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  (612)372-5432
                                                    -------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
            Title of each class                           which registered
------------------------------------------------     ------------------------
    Common Stock, $.01 Par Value                      New York Stock Exchange
    Preferred Share Purchase Rights                   New York Stock Exchange
    8.20% Trust-Originated Preferred Securities       New York Stock Exchange
    8.10% Trust-Originated Preferred Securities       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting common equity held by non-affiliates of the registrant as of February 26, 1999, was $4,003,128,720.

The number of shares outstanding of the registrant's common stock as of February 26, 1999, was 88,835,034.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Parts of the Registrant's Annual Report for the year ended December 31, 1998, are incorporated by reference in Part II of this Form 10-K.

Parts of the Registrant's Proxy Statement to be dated March 26, 1999, are incorporated by reference in Part III of this Form 10-K.

                                    PART I

ITEM 1.  BUSINESS.

ReliaStar Financial Corp. ("Registrant" or "ReliaStar") is a holding company whose subsidiaries specialize in life insurance and related financial services. Through ReliaStar Life Insurance Company ("ReliaStar Life"), Minneapolis, Minnesota, and other subsidiaries, the Registrant provides and distributes individual life insurance and annuities, employee benefits products and services, life and health reinsurance, retirement plans, mutual funds, personal finance education and bank products.

ReliaStar's strategy is to offer, principally through education-based marketing, a wide variety of products and services designed to address customers' needs for financial security. ReliaStar currently operates in four reportable operating segments: Personal Financial Services, Worksite Financial Services, Tax-Sheltered and Fixed Annuities, and Reinsurance.

Other life insurance subsidiaries, each of which is owned directly or indirectly by ReliaStar Life, are Northern Life Insurance Company ("Northern"), Seattle, Washington; Security-Connecticut Life Insurance Company ("Security-Connecticut"), Avon, Connecticut; and ReliaStar Life Insurance Company of New York ("RLNY"), Woodbury, New York. Effective December 31, 1998, ReliaStar United Services Life Insurance Company was merged with and into ReliaStar Life Insurance Company. These subsidiaries are sometimes collectively referred to as the "Insurers". RLNY serves as the New York outlet for certain insurance products of the other Insurers and sells individual life insurance and annuity products in the State of New York, where none of the other Insurers are licensed, and throughout the United States.

Additional subsidiaries include Washington Square Securities, Inc., Minneapolis, Minnesota, a broker/dealer; PrimeVest Financial Services, Inc., St. Cloud, Minnesota, a broker/dealer which targets the sale of financial products and services, through unaffiliated banks; Successful Money Management Seminars, Inc., Portland, Oregon, a producer of financial-education seminar systems; ReliaStar Bank, St. Cloud, Minnesota, a federal savings bank, which offers consumer credit and deposit products, and Northstar Investment Management Corporation, Stamford, Connecticut, the investment adviser to a proprietary family of fixed-income and equity mutual funds.

Financial information by business segment may be found in "Note Sixteen" on pages 50 and 51 of the Registrant's Annual Report for the year ended December 31, 1998, attached hereto as Exhibit 13 and which is incorporated herein by reference.

Additional information concerning the Registrant may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the Registrant's Annual Report for the year ended December 31, 1998, attached hereto as Exhibit 13 and which is incorporated herein by reference.

PERSONAL FINANCIAL SERVICES

The Registrant's individual life insurance and annuity operations are conducted by the Personal Financial Services (PFS) segment through the Insurers. The PFS segment serves individual customers who prefer to purchase insurance and investment products from a personal financial adviser. This segment principally targets middle-and upper-income families and niche markets including U.S. military personnel and small-business owners. The PFS segment offers a wide range of products, including term, universal life, second-to-die universal life, variable universal life, as well as fixed and variable annuities through a nationwide network of independent agents and financial professionals.
Washington Square Securities, Inc. provides broker/dealer services to PFS product distributors. Unaffiliated broker/dealers also provide additional distribution for PFS products. ReliaStar seeks to encourage the sale of products of each Insurer by the distribution forces of the other Insurers. ReliaStar provides oversight to these operations and seeks to achieve efficiencies through shared access to actuarial data, product design, investment origination and portfolio management, capital allocation, systems and administrative support and seeks further opportunities for synergistic benefits.

The PFS segment maintains relationships with its independent agents through a network of regional managers who recruit, train and support the distributors in their region. Compensation of these agents and the regional managers is on a variable basis, dependent upon their sales performance, which is designed to minimize the PFS segment's fixed distribution costs. The PFS segment attempts to maintain relationships with its sales force by striving to provide high quality service to its independent agents. The ability of the Insurers to retain their agents is affected by the competitive position of the Insurers' products, the commission structure and the support services provided.

Variable universal life and fixed universal life insurance represents a significant portion of the statutory individual life insurance premium volume of the Insurers. Variable universal life insurance policies contain alternative investment options (generally mutual funds) and policy values which will vary based upon the investment returns of the fund(s) selected by the policyholder. Fixed universal life policies provide for guaranteed levels of insurance protection and minimum interest rate guarantees. The Insurers also distribute fixed and variable annuities. The fixed annuity products provide for interest crediting rates which, for most of the business, are guaranteed for an initial period and may be adjusted annually thereafter. The Insurers adjust the crediting rates on these policies and annuities based upon their investment performance, market interest rates and competitive factors. Profits recognized on interest-sensitive products are affected by mortality experience, the margin between interest rates earned on investments and interest credited to policyholders, as well as capital gains and losses on investments, persistency and expenses. The variable annuity products contain alternative investment options (generally mutual funds) and policy values which will vary based upon the investment returns of the fund(s) selected by the policyholder.

The Insurers discourage premature surrenders of interest-sensitive products through contractual surrender charges and the adjustment of interest crediting rates. The policies and annuities sold by the PFS segment contain provisions which allow the contractholder to withdraw or surrender their contracts under defined circumstances. These contracts generally contain provisions which apply penalties or otherwise limit the ability of contractholders to make such withdrawals or surrenders. The interest rates that the Insurers might be required to credit under their interest-sensitive insurance products to forestall surrenders, particularly in a time of rapidly rising market interest rates, could have an adverse effect on operating income.

The Insurers' individual life insurance business is subject to risks in the event that the Insurers' mortality experience deviates from the assumptions used in establishing its premium rates.

The Registrant, which was incorporated in Delaware in 1988, became the parent of ReliaStar Life and its subsidiaries pursuant to a Plan of Conversion and Reorganization (the "Plan") which became effective on January 3, 1989. Pursuant to the Plan, ReliaStar Life was converted from a combined stock and mutual life insurance company to a stock life insurance company. Participating whole life and term insurance policies and annuities issued by ReliaStar Life prior to the effective date of the Plan are segregated as a closed book of business in a Participation Fund Account ("PFA"). The PFA was established to provide for the continued maintenance of ReliaStar Life's policyholder dividend practices relative to these lines of business. Earnings derived from the operation of the PFA will inure solely to the benefit of the policyholders covered by the PFA, and no benefit will inure to ReliaStar Life. ReliaStar Life is not obligated to support or maintain a minimum level of dividends on the policies in the PFA. However, in the event the assets ($311.6 million as of December 31, 1998) of the PFA are insufficient to provide the contractual benefits guaranteed by the affected policies, ReliaStar Life must provide the contractual benefits from the general assets of ReliaStar Life.

WORKSITE FINANCIAL SERVICES

The Worksite Financial Services (WFS) segment targets, principally through ReliaStar Life, the sale of employee-benefits and financial-service products to medium and large corporate employers and affinity groups. Building on these relationships, the WFS segment also sells individual and payroll-deduction products to employees of our corporate clients. Principal products include group and individual life insurance, non-medical group insurance products, and 401(k) retirement plans.

The WFS segment offers group life and disability insurance and employee benefit related services. The WFS segment employee benefits products are marketed through major brokerage operations and through direct sales to employers by 94 marketing professionals employed full-time by ReliaStar Life and located in 24 regional offices throughout the United States.

The WFS segment markets group term life insurance to employer groups in its target market. Premiums for these policies are based largely upon the experience of the WFS segment and, in some instances, on the experience of the particular group policyholder. The primary risks related to this line of business include deviations from expected mortality, expenses and investment income. The WFS segment seeks to control the mortality risk through reinsurance treaties that protect the WFS segment from catastrophic losses.

The WFS segment also markets group disability income insurance. This coverage compensates employees for loss of income due to sickness or injury. The profitability of this business is affected by morbidity experience and the investment return on assets supporting the policy reserves.

The WFS segment markets individual life insurance policies to employees at the worksite and to members of affinity groups. The products delivered to these markets include universal life insurance policies and individual term life policies.

The WFS segment markets a package of products and services for the employee retirement needs of small and mid-sized companies through the 401(k) Retirement Plan division of ReliaStar Life. The division was organized in 1991 and had sales (estimated first year deposits on new contracts) of $453.1 million during 1998. The division seeks to achieve a competitive advantage through simplicity of product design, flexibility and quality service provided at a very competitive cost.

The WFS segment manages a closed block of ReliaStar Life participating pension contracts with total contract liabilities of $324.5 million at December 31, 1998. Few contracts of this type have been issued since 1982, and currently ReliaStar Life does not market this product line. ReliaStar Life does, however, receive additional deposits under some outstanding contracts. ReliaStar Life has issued certain participating group annuity contracts jointly with another insurance company. ReliaStar Life has entered into an arrangement with this issuer whereby ReliaStar Life will gradually transfer these liabilities (approximately $192.0 million at December 31, 1998) to the other insurer over a ten-year period which commenced in 1993. The terms of the arrangement specify the interest rate on the liabilities and provide for a transfer of assets and liabilities scheduled in a manner consistent with the expected cash flows of the assets allocated to support the attendant liabilities. Management does not expect this arrangement to have a material effect on the earnings of the Company.

TAX-SHELTERED AND FIXED ANNUITIES

This segment, primarily through Northern Life Insurance Company, focuses on the retirement security needs of K-12 public and private school teachers. Northern's sales force is comprised of independent agents who specialize in the sale of tax-sheltered 403(b) annuities (TSA), providing both fixed and variable annuities.

The TSA products provide for significant penalties for early withdrawal which, when coupled with the provisions of the tax code, act to minimize the risk of early surrender. The surrender fees gradually reduce and generally expire five to fourteen years following issuance. Northern distributes these products through a specialty field force of independent agents, including former teachers, that focuses exclusively on TSA sales. Northern sells TSA's to teachers after securing the approval of a school district. The school district generally provides a payroll deduction facility for premium payments and facilitates access to the individual teachers. Northern's agents meet with prospective customers on a face-to-face basis. Northern's compensation structure of level commission payments and, starting in 1996, an asset based bonus rewards agents for persistency in the long-term retention of these contracts. Nonqualified annuities are sold through independent agents and banks.

REINSURANCE

The Reinsurance segment operations are primarily conducted through ReliaStar Life which provides specialized life and health reinsurance, including group and special-risk reinsurance products, in the United States and internationally. Target customers of the Reinsurance segment are medium and large life insurance and selected non-life insurance companies such as worker's compensation insurers and managed care and healthcare provider organizations. The Reinsurance segment also offers specialty group insurance products on a direct basis and value-added services, like catastrophic medical case management.

Earnings in the reinsurance business can fluctuate based upon a number of factors, including pricing, market capacity, the availability and pricing of retrocessional programs, loss experience and the risk profile of the book of business.

ReliaStar Life has a strategy of maintaining a significant capacity to assume reinsurance risks from its customers. ReliaStar Life maintains the capacity to assume comparatively large risk positions from its reinsurance customers through its retrocession program. ReliaStar Life's retrocession program consists of a series of reinsurance contracts and treaties under which portions of reinsurance risks assumed by ReliaStar Life are automatically retroceded to other reinsurers. These secondary reinsurers (retrocessionaires) are selected by ReliaStar Life based upon their financial capacity and stability. In addition to this retrocession program, ReliaStar Life maintains reinsurance to provide protection from catastrophic events. ReliaStar Life also maintains a diversified portfolio of risks in an attempt to avoid concentrations in any business line.

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

ReliaStar Life reinsures excess of loss major medical risks of insurers and health maintenance organizations and maintains expertise in the management of individual claims involving very large medical expenses. The Company believes that through active intervention in a medical claim it may minimize large losses and maintain strong relationships with its customers.

ReliaStar Life also participates in the international reinsurance market place. The segment has branch offices in Toronto, Copenhagen, Mexico City and Amsterdam. During 1997, ReliaStar Life formed a subsidiary located in London to provide an additional presence in the international reinsurance market place. ReliaStar Life writes business in over 40 countries worldwide and is expanding relationships in Europe and in other non-U.S. markets.

REGULATION

Insurance companies are subject to regulation and supervision by the states in which they are domiciled and transact business. The Insurers are domiciled in Minnesota, Washington, Connecticut and New York. The laws of the various states establish supervisory agencies with broad administrative and supervisory powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, filing certain premium rates, setting insurance liability and investment reserve requirements, determining the form and content of required financial statements, determining the reasonableness and adequacy of capital and surplus and prescribing the types and amounts of investments permitted. Insurance companies are subject to periodic examinations by the regulatory agencies. A number of states require insurance companies to participate in assigned risk or other pools providing insurance for people who cannot qualify in the regular markets.

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

The Registrant is primarily a holding company owning, directly or indirectly, the capital stock of its subsidiaries. Although the Registrant is not regulated as an insurance company, it is subject to state insurance holding company statutes as well as certain other laws. All holding company statutes require disclosing or in certain cases, prior approval of material transactions between an insurance company and an affiliate. There are legal limitations on the extent to which ReliaStar Life and the Registrant's other insurance company subsidiaries may pay dividends, lend or otherwise supply funds to the Registrant or ReliaStar Life. State insurance regulatory laws also require advance approval by state agencies of any change in control of an insurance company domiciled in that state. "Control" is generally presumed to exist through the ownership of 10% or more of the voting securities of an insurance company or of any company that controls an insurance company.

From time to time, the United States Congress considers legislation which, if enacted, could have an adverse impact on the life insurance industry. The Clinton administration's 1999 budget proposals contain recommendations that if
enacted could increase taxes on some life insurance companies.   The Registrant
cannot predict whether these, or any other changes, may be enacted.

In addition to state insurance laws, the Registrant is also subject to general business and corporation laws, federal and state securities laws, consumer protection laws, fair credit reporting acts and other laws. Some of the Registrant's subsidiaries are registered broker-dealers and/or investment advisors and are therefore subject to unique federal and/or state regulation.

Through the ownership of ReliaStar Bank, the Registrant is also a thrift holding company subject to regulation by the Office of Thrift Supervision (OTS). ReliaStar Bank is subject to extensive regulations concerning its lending and deposit taking activity, management, and capital structure by the OTS, the Federal Reserve Deposit Insurance Corporation and various federal and state banking laws.

OTHER

Competition
-----------

The businesses in which the Insurers engage are each highly competitive. The PFS segment competes in a marketplace characterized by a large number of competitors with similar products. Competition is based largely upon the crediting rates under the policies, the credit and claims paying ratings of competing insurers, the commission structures of competing insurers and the levels of service afforded distributors. Competing investment opportunities are also made available by mutual funds, banks and other financial intermediaries, many of which have greater resources than the Registrant. The products which the Insurers offer are not generally eligible for legal protection from being copied by others, and capital is the most significant barrier to entry by new competitors. The Insurers have obtained claims paying ratings from public rating agencies. The Standard & Poor's claims paying rating for all of the Insurers is AA; and the Duff & Phelps claims paying rating for all of the Insurers is AA. The Moody's claims paying rating for ReliaStar Life, Northern, and RLNY is A1, and is A2 for Security-Connecticut. The A.M. Best claims paying rating for ReliaStar Life, Northern and RLNY is A+, while Security-Connecticut is A. Reductions in the claims paying ratings of an Insurer could adversely affect its operations or liquidity position.

The markets served by the WFS segment are all highly competitive. Group life insurance is a homogeneous product sold in a highly competitive market. ReliaStar Life's competitors include all of the largest insurers doing business in the United States.

The life and health reinsurance business is also highly competitive, and is affected by cyclical pressures as supply and demand for reinsurance changes from year to year.

Reinsurance
-----------

The Insurers are members of reinsurance associations established for the purpose of ceding the excess of life insurance over retention limits. The Insurers' retention limit is $500,000 per life for individual coverage and, to the extent that ReliaStar Life reinsures life policies written by Northern and RLNY, the limit is $400,000 per life. For group coverage and reinsurance assumed, the retention is $500,000 per life with per occurrence limitations, subject to certain maximums. As of December 31, 1998, $44.0 billion of life insurance in force was ceded to other companies. Additionally, the Insurer's maintain catastrophe reinsurance which provides reinsurance protection (in addition to the individual life coverages) in the event of a catastrophe resulting in multiple deaths. While these reinsurers are selected based upon their capacity and financial stability, a contingent liability exists with respect to the amount of such reinsurance in the event reinsuring companies are unable to meet their obligations.

Acquired Immune Deficiency Syndrome (AIDS)
-----------------------------------------

The Insurers may be affected by morbidity and mortality related to AIDS. While the Insurers' pricing assumptions and underwriting criteria take into consideration expected morbidity and mortality attributable to AIDS, experience beyond that anticipated could adversely affect earnings.

Geographic Distribution
-----------------------

The Registrant, through the Insurers, conducts business in all 50 states. The distribution of the Insurers' premium volume, by state, for the year ended December 31, 1998 for life insurance, individual annuities and accident and health insurance, on a statutory accounting basis, was as follows:

          California          12%              Washington       4%
          New York             7               Georgia          3
          Texas                5               Massachusetts    3
          Minnesota            5               Virginia         3
          Ohio                 5               Pennsylvania     3
          Florida              5               Michigan         3
          Illinois             4               Connecticut      3
          North Carolina       4               All Other (1)   31

(1) states with 2% or less of total premium volume

Employees
---------

At December 31, 1998, the Registrant and its subsidiaries employed approximately 3,500 persons. None of the Registrant's employees are covered by collective bargaining agreements.

Additional information concerning the Registrant may be found in "Known Trends and Uncertainties" from the Registrant's Annual Report for the year ended December 31, 1998, attached hereto on Exhibit 13 and which is incorporated herein by reference.

ITEM 2. PROPERTIES.

The Registrant owns three office buildings in downtown Minneapolis, Minnesota, which serve as its home offices. Space in the home office buildings not used by the Registrant is rented to other tenants. Additional office space is leased in Seattle, Washington; Arlington, Virginia; Avon, Connecticut; and Woodbury, New York, to conduct the operations of the Insurers. In addition, the Registrant owns the headquarters of ReliaStar Bank in St. Cloud, Minnesota and leases space in various cities of the United States and Europe for regional group, reinsurance, pension and claims offices and other business units.

ITEM 3. LEGAL PROCEEDINGS.

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information entitled "Common Stockholder Information" from page 54 of the Registrant's Annual Report for the year ended December 31, 1998, is attached as
Exhibit 13 hereto and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

The information entitled "Revenues and Earnings" and "Financial Position" from page 15 of the Registrant's Annual Report for the year ended December 31, 1998, is attached as Exhibit 13 hereto and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" from pages 16 through 28 of the Registrant's Annual Report for the year ended December 31, 1998, is attached as
Exhibit 13 hereto and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information entitled "Market-Sensitive Instruments and Risk Management" from pages 25 through 26 of the Registrant's Annual Report for the year ended December 31, 1998 is attached as Exhibit 13 hereto and is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data from pages 29 through 53, but not including the Report of Management from page 53 included in the Registrant's Annual Report for the year ended December 31, 1998, is attached as Exhibit 13 hereto and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Except for the information set forth below, the information entitled "Board of Directors" from pages 8 and 9 and the information entitled "Compliance with
Section 16(a) Reporting" from page 27 of the Registrant's 1999 Proxy Statement is incorporated herein by reference in response to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT ARE AS FOLLOWS:

                                                                                           First
                                                                                          Elected
                                                                                            As
Name                   Position with Company                                         Age  Officer
---------------------  ------------------------------------------------------------  ---  -------
John G. Turner         Chairman and Chief Executive Officer                           59     1972
John H. Flittie        President and Chief Operating Officer                          62     1985
Richard R. Crowl       Senior Vice President, General Counsel and Secretary           51     1982
James R. Miller        Senior Vice President, Chief Financial Officer and Treasurer   51     1985
Dewette Ingham         Senior Vice President, Human Resources                         49     1998
Michael J. Dubes       Senior Vice President                                          56     1984
Wayne R. Huneke        Senior Vice President                                          47     1986
Kenneth U. Kuk         Senior Vice President                                          52     1990
Robert C. Salipante    Senior Vice President                                          42     1992

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

Mr. Ingham has been Senior Vice President, Human Resources of the Registrant since 1998. Prior to being associated with the Registrant, Mr. Ingham was Corporate Vice President, Compensation and Benefits with RR Donnelly and Sons Company.

Mr. Dubes has been Senior Vice President of the Registrant since 1996 and President and Chief Executive Officer of Northern since 1994. From 1987 to 1994, Mr. Dubes was Senior Vice President of Individual Insurance Operations of ReliaStar Life. Mr. Dubes has been associated with Registrant since 1984.

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

Mr. Kuk has been a Senior Vice President of the Registrant since 1996. In 1998, Mr. Kuk assumed responsibility of the Registrant's Worksite Financial Services. From 1996 to 1997, Mr. Kuk was responsible for strategic marketing. From 1991 to 1996, Mr. Kuk was Vice President, Investments of the Registrant. Mr. Kuk has been associated with the Registrant since 1985.

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

Officers are elected annually by the Board of Directors for one-year terms, subject to removal by the Board.

ITEM 11. EXECUTIVE COMPENSATION.

The information entitled "Board Compensation" from pages 10 and 11 and the information from the section entitled "Executive Compensation" from pages 20 through 27, of the Registrant's 1999 Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information entitled "Beneficial Ownership" from pages 14 through 15 of the Registrant's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information from page 11 of the Registrant's 1999 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)  1.   FINANCIAL STATEMENTS:

          The following financial statements, included from the Annual Report for the year ended December 31, 1998, are incorporated by reference in
          Item 8.

          a.   Consolidated Balance Sheets as of December 31, 1998 and 1997

          b. Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

          c. Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

          d. Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

          e.   Notes to Consolidated Financial Statements

          f.   Independent Auditors' Report

     2.   FINANCIAL STATEMENT SCHEDULES:

          The following financial statement schedules are filed as part of this Form 10-K:

          Independent Auditors' Report

          Schedule I   -  Summary of Investments - Other than Investments in
                          Related Parties
          Schedule II  -  Condensed Financial Information of Registrant
          Schedule III -  Supplementary Insurance Information
          Schedule IV  -  Reinsurance
          Schedule V   -  Valuation and Qualifying Accounts

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

               4(g) - Amendment to Rights Agreement dated as of February 11,
                         1999 (incorporated by reference to Exhibit 1 to the Registrant's Amendment on Form 8-A/A dated February 26, 1999, to Registration Statement on Form 8-A dated October 4, 1989, File No. 0-17441).

               10  -  Material contracts:
                      Management contracts and compensatory plans involving Directors and Executive Officers filed as exhibit to
                      Form 10-K for Fiscal Year Ended December 31, 1998:
                      .   Amendment No. 1 to ReliaStar 1993 Stock Incentive Plan
                          (effective as of November 12, 1998)
                      .   Form of Restricted Stock Agreement
                      .   Consulting Agreement effective January 1, 1999 between
                          Northern Life Insurance Company and Randy James
                      Management contracts and compensatory plans involving Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1997:
                      .   Amendment No. 1 ReliaStar Stock Ownership Plan for
                          Nonemployee Directors
                      .   ReliaStar 1993 Stock Incentive Plan (as amended and
                          restated effective as of February 11, 1998)
                      .   Form of Management Employment Agreement
                      Management contracts and compensatory plans involving Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1996:
                      .   ReliaStar Stock Ownership Plan for Nonemployee
                          Directors (as amended and restated effective May 9,
                          1996)
                      .   ReliaStar Financial Corp. Retirement Plan for
                          Nonemployee Directors (as amended on February 9, 1995)
                      .   ReliaStar Deferred Compensation Plan for Nonemployee
                          Directors (as amended effective as of August 16, 1996)
                      Management contracts and compensatory plans involving Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1995:
                      .   ReliaStar Financial Corp. Supplemental Executive
                          Retirement Plan
                      .   ReliaStar Executives' Long-term Incentive Compensation
                          Program (as amended and restated effective January 1,
                          1996)
                      .   Form of Deposit Share Agreement issued under the
                          ReliaStar 1993 Stock Incentive Plan
                      .   Form of Nonqualified Stock Option Agreement issued
                          under the ReliaStar Stock Ownership Plan for
                          Nonemployee Directors
                      Management contracts and compensatory plans involving Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1994:

                     .   ReliaStar Executives' Annual Incentive Compensation
                          Program
                     .   ReliaStar Annual Incentive Bonus Plan For Designated
                          Executive Officers
                     .   ReliaStar Supplemental 401(k) Plan
                     .   ReliaStar Supplemental Profit Sharing Plan
                     .   First Amendment to Compensation Trust Agreement
                     Management contracts and compensatory plans involving
                      Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1993:
                     .   Form of Incentive Stock Option Agreement issued under
                          The NWNL Companies 1993 Stock Incentive Plan
                     .   Form of Nonqualified Stock Option Agreement issued
                          under The NWNL Companies 1993 Stock Incentive Plan
                     .   Form of Nonqualified Stock Option Agreement
                          (Replacement Stock Grant) issued under The NWNL Companies 1993 Option Stock Incentive Plan
                     .   Form of Incentive Stock Option Agreement (Replacement
                          Stock Option Grant) issued under The NWNL Companies 1993 Stock Incentive Plan
                     Management contracts and compensatory plans involving
                      Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1992:
                     .   Nonqualified Stock Option Agreement issued under The
                          NWNL Companies Stock Incentive Plan
                     .   Incentive Stock Option Agreement issued under The NWNL
                          Companies Stock Incentive Plan
                     .   Deferred Compensation Agreement (for Supplemental
                          Retirement Benefits)
                     .   Form of Split Dollar Agreement
                     .   Confidential Cash Payment and Deferred Compensation
                          Agreement between NWNL and Executive Officer, as
                          amended
                     .   Confidential Deferred Compensation Agreement between
                          NWNL and Executive Officer, as amended
                     Management contracts and compensatory plans involving Directors and Executive Officers filed as exhibit to previous Form 10-K as noted:
                     .   The NWNL Companies Stock Incentive Plan - filed as
                          exhibit to Form 10-K for Fiscal Year Ended December 31, 1991
                     .   The NWNL Companies, Inc., Restricted Stock Plan for
                          Nonemployee Directors -filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1991
                     .   The NWNL Companies Deferred Compensation Plan for
                          Nonemployee Directors (as amended effective May 10,
                          1991) - filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1991
                     .   The NWNL Companies Stock Incentive Plan Restricted
                          Stock Agreement - filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1991
                     .   The NWNL Companies Supplemental Profit Sharing Plan as
                          amended on December 14, 1989 - filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1989
                     .   Compensation Trust Agreement - filed as exhibit to Form
                          10-K for Fiscal Year Ended December 31, 1988
               13 -  Registrant's Annual Report for the year ended December 31,
                      1998, is filed as an exhibit to the extent incorporated by reference herein
               21 -  Subsidiaries
               23 -  Consent
               24 -  Powers of attorney
               27 -  Supplemental Data Schedule


(B) REPORTS ON FORM 8-K:

     Current Report on Form 8-K dated December 1, 1998. File No. 1-17441 disclosing the retirement of John H. Flittie, President and COO of the Registrant to be effective June 30, 1999.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ReliaStar Financial Corp. and Subsidiaries
Minneapolis, Minnesota


We have audited the consolidated financial statements of ReliaStar Financial Corp. and Subsidiaries (the Company) as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 4, 1999, such consolidated financial statements and report are included in the Company's 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of ReliaStar Financial Corp. and Subsidiaries, listed in Item 14(A)2 of this Report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                             /s/ Deloitte & Touche LLP


Minneapolis, Minnesota
February 4, 1999

                           RELIASTAR FINANCIAL CORP.
                SCHEDULE I-CONSOLIDATED SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 1998
                                 (IN MILLIONS)

            Column A                 Column B    Column C       Column D
            --------                 --------    --------       --------

                                                              Amount at which
                                                               shown in the
            Type of Investment         Cost       Value        balance sheet
            ------------------         ----       -----       ---------------
Fixed Maturities
  Bonds
   United States Government and
    Government Agencies and
    Authorities                    $   798.4     $   846.8       $   846.8
   States, Municipalities and
    Political Subdivisions              49.9          54.0            54.0
   Foreign Governments                  88.5          97.4            97.4
   Public Utilities                    643.0         699.4           699.4
   All Other Corporate Bonds         9,523.2       9,909.1         9,909.1
  Redeemable Preferred Stocks           24.0          18.4            18.4
                                   ---------     ---------       ---------
    Total Fixed Maturities          11,127.0      11,625.1        11,625.1
                                   ---------     ---------       ---------

Equity Securities
 Industrial, Miscellaneous and
   all Other Common Stocks              19.0          19.7            19.7
 Nonredeemable Preferred Stocks         40.2          40.6            40.6
                                   ---------     ---------       ---------
    Total Equity Securities             59.2          60.3            60.3
                                   ---------     ---------       ---------

Mortgage Loans on Real Estate /1/    2,165.3                       2,154.8
Real Estate /1/                         25.5                          23.3
Real Estate Acquired in
 Satisfaction of Debt /1/               36.8                          30.0
Policy Loans                           702.3                         702.3
Other Long-Term Investments /1/        150.6                         144.6

Short-Term Investments                 168.7                         168.7
                                   ---------                     ---------
    Total Investments              $14,435.4                     $14,909.1
                                   =========                     =========

/1/ Amounts in Column D differ from amounts shown in Column B because they are net of allowances and write-downs for losses.

                           RELIASTAR FINANCIAL CORP.
          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                BALANCE SHEETS
                       AS OF DECEMBER 31, 1998 AND 1997
                                 (IN MILLIONS)


ASSETS                                            1998             1997
                                                --------         --------
Investments
  Investment in and Advances to Subsidiaries    $2,812.0         $2,606.8
  Other Invested Assets                             50.8                -
  Short-Term Investments                            23.5              7.9
                                                --------         --------
     Total Investments                           2,886.2          2,614.7
Accounts and Notes Receivable                        9.3              8.3
Other Assets                                         8.3             10.9
                                                --------         --------
     TOTAL ASSETS                               $2,903.8         $2,633.9
                                                ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Other Liabilities                               $   44.0         $   36.7
Bank Borrowings                                        -             37.0
Notes Payable                                      751.2            553.2
Income Taxes Payable                               (11.6)            (4.0)
                                                --------         --------
     TOTAL LIABILITIES                             783.6            622.9
                                                --------         --------

SHAREHOLDERS' EQUITY

Common Stock                                          .9               .9
Additional Paid-in Capital                       1,003.0          1,019.8
Retained Earnings                                1,137.6            964.8
Accumulated Other Comprehensive Income             257.2            226.2
Note Receivable from ESOP                          (19.8)           (20.8)
Unamortized Restricted Stock Awards                  (.7)            (1.0)
Less Treasury Common Stock, at Cost               (258.0)          (178.9)
                                                --------         --------
     TOTAL SHAREHOLDERS' EQUITY                  2,120.2          2,011.0
                                                --------         --------

     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                       $2,903.8         $2,633.9
                                                ========         ========

See page 19 for Notes to Condensed Financial Information of Registrant.

                           RELIASTAR FINANCIAL CORP.
          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN MILLIONS, EXCEPT PER SHARE DATA)



                                                             1998     1997     1996
                                                            -------  -------  -------
REVENUES
Net Investment Income                                      $  10.3   $ 11.6   $ 10.2
Realized Investment Gains                                       .3        -        -
Other Income                                                   2.8      2.9      3.1
                                                            ------   ------   ------
   TOTAL                                                      13.4     14.5     13.3
                                                            ------   ------   ------

BENEFITS AND EXPENSES
Sales and Operating Expenses                                  (6.9)    (2.4)    (1.9)
Interest Expense                                              48.1     38.0     26.7
                                                            ------   ------   ------
   TOTAL                                                      41.2     35.6     24.8
                                                            ------   ------   ------

Loss from Continuing Operations
  Before Income Taxes                                        (27.9)   (21.1)   (11.5)
Income Tax                                                       -        -        -
                                                            ------   ------   ------
Loss of Parent Only                                          (27.9)   (21.1)   (11.5)

Equity in Net Income from Continuing
  Subsidiaries Operations                                    272.8    239.9    202.4
                                                            ------   ------   ------
Income from Continuing Operations                            244.9    218.8    190.9
Equity in Net Income (Loss) from Discontinued Operations      (7.2)     3.2      2.1
                                                            ------   ------   ------
   NET INCOME                                              $ 237.7   $222.0   $193.0
                                                            ======   ======   ======

PER COMMON SHARE
Basic
Income from Continuing Operations                          $  2.69   $ 2.55   $ 2.51
Income (Loss) from Discontinued Operations                    (.08)     .04      .03
                                                            ------   ------   ------
   Net Income                                              $  2.61   $ 2.59   $ 2.54
                                                            ======   ======   ======

Diluted
Income from Continuing Operations                          $  2.64   $ 2.51   $ 2.35
Income (Loss) from Discontinued Operations                    (.08)     .04      .02
                                                             -----   ------   ------
   Net Income                                              $  2.56   $ 2.55   $ 2.37
                                                             =====   ======   ======

Net Income Available to Common Shareholders                $ 237.7   $222.0   $187.8
                                                             ======  ======   ======

 See page 19 for Notes to Condensed Financial Information of Registrant.

                           RELIASTAR FINANCIAL CORP.
          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN MILLIONS)

                                                                 1998        1997      1996
                                                                --------    -------   -------
OPERATING ACTIVITIES
  Net Cash Used by Operating Activities                          $ (20.6)    $ (3.5)   $ (3.8)
                                                                 --------    -------   -------
INVESTING ACTIVITIES
  Sales (Purchases) of Short-Term Investments, Net                 (68.9)      (5.9)      2.7
  Dividends Received from Subsidiaries                              92.7       68.5      55.1
  Repayments from (Investments in or Advances to) Subsidiaries      29.7      (40.7)    (41.7)
  Cash Acquired with Acquisition of Security-Connecticut Corp.         -        7.7         -
                                                                 --------    -------   -------
     Net Cash Provided by Investing Activities                      53.5       29.6      16.1
                                                                 --------    -------   -------

FINANCING ACTIVITIES
  Redemption of 10% Senior Cumulative Preferred Stock                  -          -     (63.2)
  Increase in Notes and Mortgages Payable                          197.4      174.9     148.9
  Repayment of Notes and Mortgages Payable                         (37.0)     (19.9)    (65.6)
  Payments Received on Note Receivable from ESOP                       -         .1        .4
  Issuance of Common Stock under Stock Option
    and Other Plans                                                 35.4       21.8      18.5
  Dividends on 10% Senior Cumulative Preferred Stock                   -          -      (3.2)
  Dividends on ESOP Convertible Preferred Stock                        -          -      (2.8)
  Dividends on Common Stock                                        (64.8)     (52.0)    (40.0)
  Acquisition of Treasury Common Stock                            (163.9)    (151.0)     (5.6)
                                                                 --------    -------   -------
     Net Cash Used by Financing Activities                         (32.9)     (26.1)    (12.6)
                                                                 --------    -------   -------
Decrease in Cash                                                       -          -       (.3)
Cash at Beginning of Year                                              -          -        .3
                                                                 --------    -------   -------
Cash at End of Year                                              $     -     $    -    $    -
                                                                 ========    =======   =======

  See page 19 for Notes to Condensed Financial Information of Registrant.

                           RELIASTAR FINANCIAL CORP.
          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION

1.  Accounting Policies
The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the ReliaStar Financial Corp. 1998 Annual Report to Shareholders.

2.  Dividends from Subsidiaries
The cash dividends paid to ReliaStar for 1998, 1997 and 1996 by its subsidiaries were $92.7 million, $68.5 million and $55.1 million, respectively.

                           RELIASTAR FINANCIAL CORP.
              SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN MILLIONS)

COLUMN A                       COLUMN B      COLUMN C        COLUMN D       COLUMN E  COLUMN F      COLUMN G       COLUMN H
--------                       --------      --------        ---------      --------  --------      --------       --------
                               Deferred                     Pending Policy                                        Amortization of
                                Policy      Future Policy  Claims and Other              Net        Benefits      Deferred Policy
                              Acquisition   and Contract     Policyholder             Investment       to           Acquisition
Segment                          Costs        Benefits         Funds        Premiums    Income     Policyholders      Costs
-------                       -----------   -------------  ---------------  --------  ----------   -------------  ---------------
1998
----
Personal Financial Services      $  576.1     $ 5,007.9         $154.2        $  143.6    $  405.1    $  471.4          $ 78.7
Worksite Financial Services          98.1       1,307.0          215.6           533.3       141.9       507.9             3.6
Tax-Sheltered and Fixed
 Annuities                          532.8       7,032.9           39.8            16.9       532.6       378.6            34.2
Reinsurance                           4.4         182.6          328.5           320.3        21.1       194.8             2.3
Other Business Units                    -             -              -               -         0.4           -               -
Corporate                             3.5         (10.6)             -               -        15.8        (0.7)            0.9
                                 --------     ---------         ------        --------    --------    --------          ------
      Total                      $1,214.9     $13,519.8         $738.1        $1,014.1    $1,116.9    $1,552.0          $119.7
                                 ========     =========         ======        ========    ========    ========          ======


1997
----
Personal Financial Services      $  500.2     $ 5,100.6         $177.1        $  123.7    $  332.9    $  387.1          $ 78.6
Worksite Financial Services          77.4       1,328.5          205.9           524.4       135.3       504.1             2.6
Tax-Sheltered and Fixed
 Annuities                          503.4       6,758.8           39.4            17.9       509.6       365.0             6.4
Reinsurance                           6.0         144.0          204.6           221.9        18.0       121.8             0.5
Other Business Units                    -             -              -               -          .1           -               -
Corporate                             4.9          (2.5)             -               -        10.4        (0.7)            0.8
                                 --------     ---------         ------        --------    --------    --------          ------
   Total                         $1,091.9     $13,329.4         $627.0        $  887.9    $1,006.3    $1,377.3          $ 88.9
                                 ========     =========         ======        ========    ========    ========          ======

1996
----
Personal Financial Services      $  480.8     $ 3,514.7         $ 61.6        $   99.4    $  277.2    $  303.4          $ 57.1
Worksite Financial Services          55.9       1,358.5          206.8           535.2       142.6       531.5             0.7
Tax-Sheltered and Fixed
 Annuities                          461.0       6,344.0           37.7            18.6       486.9       346.4            25.7
Reinsurance                           2.5         118.8          172.1           183.7        16.1       107.4             0.4
Other Business Units                    -             -              -               -         0.2           -               -
Corporate                             5.8          (3.8)             -               -         6.6        (1.0)            0.9
                                 --------     ---------         ------        --------    --------    --------          ------
   Total                         $1,006.0     $11,332.2         $478.2        $  836.9    $  929.6    $1,287.7          $ 84.8
                                 ========     =========         ======        ========    ========    ========          ======

                                     COLUMN I
                                     --------

                                       Sales
                                        and
                                     Operating
Segment                               Expenses
-------                              ---------
1998
----
Personal Financial Services            $169.8
Worksite Financial Services             173.4
Tax-Sheltered and Fixed
 Annuities                               60.8
Reinsurance                              76.3
Other Business Units                    172.0
Corporate                                (7.1)
                                       ------
      Total                            $645.2
                                       ======

1997
----
Personal Financial Services            $116.3
Worksite Financial Services             178.6
Tax-Sheltered and Fixed
 Annuities                               56.4
Reinsurance                              51.3
Other Business Units                    142.5
Corporate                                 7.1
                                       ------
   Total                               $552.2
                                       ======

1996
----
Personal Financial Services            $ 85.9
Worksite Financial Services             173.2
Tax-Sheltered and Fixed
 Annuities                               51.4
Reinsurance                              37.9
Other Business Units                     67.4
Corporate                                10.3
                                       ------
   Total                               $426.1
                                       ======

                           RELIASTAR FINANCIAL CORP.
                           SCHEDULE IV - REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                       (IN MILLIONS, EXCEPT PERCENTAGES)

COLUMN A                           COLUMN B     COLUMN C      COLUMN D     COLUMN E     COLUMN F
----------                         --------     --------      --------     --------     --------
                                                                                        Percentage
                                                 Ceded to      Assumed                  of Amount
                                     Gross         Other      from Other       Net      Assumed to
                                    Amount       Companies     Companies      Amount       Net
                                   --------     ----------    ----------   ---------    ----------
1998
----
Life Insurance In Force            $248,361.8    $44,037.8    $48,164.3     $252,488.3     19.1%
                                   ==========    =========    =========     ==========
Premiums

  Life Insurance                        587.1        145.6        285.4          726.9     39.3

  Accident and Health Insurance         192.9        125.3        219.6          287.2     76.5
                                   ----------    ---------    ---------     ----------
    Total Premiums                 $    780.0    $   270.9    $   505.0     $  1,014.1     49.8%
                                   ==========    =========    =========     ==========

1997
----
Life Insurance In Force            $223,972.0    $34,305.4    $43,052.9     $232,719.5     18.5%
                                   ==========    =========    =========     ==========

Premiums

  Life Insurance                   $    486.1    $    78.6    $   235.7     $    643.2     36.6

  Accident and Health Insurance         189.5         95.3        150.5          244.7     61.5
                                   ----------    ---------    ---------     ----------
     Total Premiums                $    675.6    $   173.9    $   386.2     $    887.9     43.5%
                                   ==========    =========    =========     ==========

1996
----

Life Insurance In Force            $151,717.2    $12,464.3    $38,498.0     $177,750.9     21.7%
                                   ==========    =========    =========     ==========

Premiums

  Life Insurance                   $    383.1    $    49.3    $   219.7     $    553.5     39.7

  Accident and Health Insurance         226.8         58.0        114.6          283.4     40.4
                                   ----------    ---------    ---------     ----------
     Total Premiums                $    609.9    $   107.3    $   334.3     $    836.9     39.9%
                                   ==========    =========    =========     ==========

                           RELIASTAR FINANCIAL CORP.
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                     AS OF DECEMBER 31, 1998, 1997 AND 1996
                                 (IN MILLIONS)

COLUMN A                       COLUMN B             COLUMN C           COLUMN D       COLUMN E
--------                       ---------            --------           --------       --------
                                                    Additions
                                           --------------------------
                               Balance at  Charged to                                   Balance
                               Beginning   Costs and   Charged to                     at End of
Description                    Of Period    Expenses   Other Accounts  Deductions/1/   Period
---------                      ----------   --------   --------------  ----------     --------
1998
----
Commercial Mortgage Loans         $ 9.4        -            -             -         $ 9.4

Residential Mortgage Loans          1.1        -            -             -           1.1

Foreclosed Real Estate              9.1     $1.9            -         $(4.2)          6.8

Real Estate                         2.8       .2            -           (.8)          2.2

Other Invested Assets               2.7      3.3            -             -           6.0

Accounts and Notes Receivable
 and Other Assets                   2.1      1.0            -           (.6)          2.5

1997
----

Commercial Mortgage Loans         $11.0     $2.0            -         $(3.6)        $ 9.4

Residential Mortgage Loans           .7       .4            -             -           1.1

Foreclosed Real Estate             11.2      1.6            -          (3.7)          9.1

Real Estate                         2.1       .7            -             -           2.8

Other Invested Assets               2.6       .1            -             -           2.7

Accounts and Notes Receivable       2.2       .1            -           (.2)          2.1

1996
----

Commercial Mortgage Loans         $12.0     $2.6            -         $(3.6)        $11.0

Residential Mortgage Loans           .4       .3            -             -            .7

Foreclosed Real Estate             10.6      4.1            -          (3.5)         11.2

Real Estate                         1.0      1.1            -             -           2.1

Other Invested Assets               2.3       .3            -             -           2.6

Accounts and Notes Receivable       2.5       .5            -           (.8)          2.2


/1/ The deductions are for reserves released upon disposal of the related asset or upon foreclosure of the property underlying the loan at which time the foreclosed property is recorded at fair value.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis and the State of Minnesota, on the 18th day of March 1999.


                               RELIASTAR FINANCIAL CORP.


                           By      JOHN G. TURNER*
                              -------------------------------
                                John G. Turner, Chairman and
                                Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 18th day of March 1999 by the following persons on behalf of the Registrant and in the capacities indicated.


     JOHN G. TURNER*         Chairman and Chief Executive Officer
-----------------------
     John G. Turner            (Principal Executive Officer)


     JAMES R. MILLER*        Senior Vice President, Chief Financial Officer and
-----------------------
     James R. Miller         Treasurer
                               (Principal Financial Officer)


     CHRIS D. SCHREIER*      Vice President and Controller
-----------------------
     Chris D. Schreier         (Principal Accounting Officer)



CAROLYN H. BALDWIN
DAVID C. COX
JOHN H. FLITTIE
LUELLA GROSS GOLDBERG        A majority of the
WILLIAM A. HODDER            Board of Directors*
JAMES J. HOWARD, III
RANDY C. JAMES
RICHARD L. KNOWLTON
DAVID A. KOCH
RICHARD M. KOVACEVICH
GLEN D. NELSON, M.D.
JAMES J. RENIER
JOHN G. TURNER

* Richard R. Crowl, by signing his name hereto, does hereby sign this document on behalf of the above named directors and officers of the Registrant pursuant to powers of attorney duly executed by such persons.

                                  /s/ RICHARD R. CROWL
                                  ------------------------------------
                                  Richard R. Crowl, Attorney-in-Fact

                          ReliaStar Financial Corp.
                                 Exhibit Index


Exhibit No.  Description                                                  Page
-----------  -----------                                                  ----

10           Material Contracts:

             Amendment No. 1 to ReliaStar 1993 Stock Incentive Plan
             (effective as of November 12, 1998)                           25

             Form of Restricted Stock Agreement                            26

             Consulting Agreement effective January 1, 1999 between
             Northern Life Insurance Company and Randy James               31

13           Registrant's Annual Report for the year ended December
             31, 1998 is filed as an exhibit to the extent
             incorporated by reference herein                              34

21           Subsidiaries                                                  75

23           Consent                                                       77

24           Powers of Attorney                                            78

27           Financial Data Schedules                                      95