Form 10-Q
period 1999-03-31
RELIASTAR FINANCIAL CORP
filed 1999-05-14
CIK 841528

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________________ to _________________.

Commission File Number  1-10640

                            RELIASTAR FINANCIAL CORP.
                            -------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                     41-1620373
             --------                                     ----------
 (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)




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


            --------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of common stock outstanding as of April 30, 1999 was 88,474,639.

Part I-Financial Information
Item 1. Financial Statements

                            RELIASTAR FINANCIAL CORP.
                      Condensed Consolidated Balance Sheets
                                  (in millions)
                                   (unaudited)

                                                                        March 31, 1999         December 31, 1998
                                                                        --------------         -----------------
ASSETS
Fixed Maturity Securities                                                $   11,486.5              $   11,625.1
Equity Securities                                                                61.2                      60.3
Mortgage Loans on Real Estate                                                 2,207.7                   2,154.8
Real Estate and Leases                                                           50.4                      53.3
Policy Loans                                                                    709.5                     702.3
Other Invested Assets                                                           137.2                     144.6
Short-Term Investments                                                          137.8                     168.7
                                                                         ------------              ------------
     Total Investments                                                       14,790.3                  14,909.1
Cash                                                                              1.6                      21.5
Accounts and Notes Receivable                                                   350.6                     287.7
Reinsurance Receivable                                                          458.8                     417.7
Deferred Policy Acquisition Costs                                             1,271.8                   1,214.9
Present Value of Future Profits                                                 437.8                     422.5
Property and Equipment, Net                                                     114.4                     117.3
Accrued Investment Income                                                       206.2                     196.0
Other Assets                                                                    406.5                     399.8
Participation Fund Account Assets                                               311.2                     311.6
Assets Held in Separate Accounts                                              4,548.8                   4,310.6
                                                                         ------------              ------------
       TOTAL ASSETS                                                      $   22,898.0              $   22,608.7
                                                                         ============              ============

LIABILITIES
Future Policy and Contract Benefits                                      $   13,580.3              $   13,519.8
Pending Policy Claims                                                           477.6                     433.5
Other Policyholder Funds                                                        329.2                     304.6
Notes and Mortgages Payable                                                     529.5                     509.4
Income Taxes                                                                    170.5                     199.0
Other Liabilities                                                               662.2                     663.2
Participation Fund Account Liabilities                                          311.2                     311.6
Liabilities Related to Separate Accounts                                      4,543.3                   4,305.1
                                                                         ------------              ------------
       TOTAL LIABILITIES                                                     20,603.8                  20,246.2
                                                                         ------------              ------------

Company-Obligated Mandatorily Redeemable Preferred
   Securities Issued by Consolidated Subsidiaries                               242.4                     242.3
                                                                         ------------              ------------

SHAREHOLDERS' EQUITY
Common Stock (Shares Issued: 1999 and 1998, 98.1)                                  .9                        .9
Additional Paid-in Capital                                                      997.0                   1,003.0
Retained Earnings                                                             1,185.3                   1,137.6
Accumulated Other Comprehensive Income                                          154.2                     257.2
Note Receivable from ESOP                                                       (19.2)                    (19.8)
Unamortized Restricted Stock Awards                                              (1.1)                      (.7)
Treasury Common Stock, at Cost (Shares Held: 1999, 9.3; 1998, 9.2)             (265.3)                   (258.0)
                                                                         ------------              ------------
       TOTAL SHAREHOLDERS' EQUITY                                             2,051.8                   2,120.2
                                                                         ------------              ------------

       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                              $   22,898.0              $   22,608.7
                                                                         ============              ============

See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                   Condensed Consolidated Statements of Income
                      (in millions, except per share data)
                                   (unaudited)


                                                                  Three Months Ended March 31
                                                                -------------------------------
                                                                    1999               1998
                                                                ------------      -------------
REVENUES
Premiums                                                        $      276.4      $       235.0
Net Investment Income                                                  277.3              274.4
Realized Investment Gains, Net                                           2.5                7.2
Policy and Contract Charges                                            109.2              100.6
Other Income                                                            61.7               72.4
                                                                ------------      -------------
     Total                                                             727.1              689.6
                                                                ------------      -------------

BENEFITS AND EXPENSES
Benefits to Policyholders                                              411.1              380.3
Sales and Operating Expenses                                           152.9              149.2
Amortization of Deferred Policy Acquisition Costs
     and Present Value of Future Profits                                40.5               41.9
Interest Expense                                                         9.5                6.5
Dividends and Experience Refunds to Policyholders                        7.5                5.9
                                                                ------------      -------------
     Total                                                             621.5              583.8
                                                                ------------      -------------

Income from Continuing Operations
  Before Income Taxes and Dividends on Preferred
     Securities of Subsidiaries                                        105.6              105.8
Income Tax Expense                                                      37.9               38.0
Dividends on Preferred Securities of Subsidiaries, Net of Tax            3.3                3.3
                                                                ------------      -------------
Income from Continuing Operations                                       64.4               64.5
Income from Discontinued Operations, Net of Tax                            -                 .1
                                                                ------------      -------------

Net Income                                                      $       64.4      $        64.6
                                                                ============      =============

INCOME FROM CONTINUING OPERATIONS AND NET
     INCOME PER COMMON SHARE
Basic                                                           $        .73      $        0.71
                                                                ============      =============

Diluted                                                         $        .71      $        0.70
                                                                ============      =============


Weighted Average Common Shares
     Basic                                                              88.8               91.0
     Diluted                                                            90.1               92.8


See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
            Condensed Consolidated Statements of Shareholders' Equity
                      (in millions, except per share data)
                                   (unaudited)



                                                                         Three Months Ended March 31
                                                               -----------------------------------------------
                                                                   Total Equity          Comprehensive Income
                                                               ---------------------     ---------------------
                                                                  1999       1998          1999        1998
                                                               ---------   ---------     --------    ---------
Common Stock
   Beginning and End of Period                                 $      .9    $     .9
                                                               ---------    --------

Additional Paid-in Capital
   Beginning of Year                                            1,003.0      1,019.8
   Loss on Treasury Shares Reissued for Benefit Plans              (9.9)       (13.4)
   Loss on Treasury Shares Reissued for Acquisitions                  -          (.9)
   Tax Benefit on Stock Options Exercised                           3.9          6.9
                                                              ---------     --------
      End of Period                                               997.0      1,012.4
                                                              ---------     --------

Retained Earnings
   Beginning  of Year                                           1,137.6        964.8
   Net Income                                                      64.4     $   64.6     $  64.4     $    64.6
   Common Dividends to Shareholders: (Per Share: 1999,
       $.185; 1998, $.155)                                        (16.4)       (14.1)
   Other, Net                                                       (.3)         (.4)
                                                              ---------     --------
      End of Period                                             1,185.3      1,014.9
                                                              ---------     --------

Accumulated Other Comprehensive Income
   Beginning of Year                                              257.2        226.2
   Change for the Period                                         (103.0)         2.3      (103.0)          2.3
                                                              ---------     --------     -------      --------
      End of Period                                               154.2        228.5
                                                              ---------     --------

Note Receivable from ESOP
   Beginning of Year                                              (19.8)       (20.8)
   Repayments, Accrued or Paid                                       .6           .4
                                                              ---------     --------
      End of Period                                               (19.2)       (20.4)
                                                              ---------     --------

Unamortized Restricted Stock Awards
   Beginning of Year                                                (.7)        (1.0)
   Awards, Net                                                      (.4)         (.3)
   Amortization of Restricted Stock Awards                            -           .1
                                                               --------     --------
      End of Period                                                (1.1)        (1.2)
                                                              ---------     --------

Treasury Common Stock
   Beginning of Year                                             (258.0)      (178.9)
   Acquired                                                       (27.5)       (32.5)
   Reissued for Acquisitions                                          -         21.2
   Reissued, Other                                                 20.2         28.8
                                                              ---------    ---------
      End of Period                                              (265.3)      (161.4)
                                                              ---------    ---------

Comprehensive Income (Loss)                                                              $ (38.6)      $  66.9
                                                                                         =======       =======
Total Shareholders' Equity                                     $2,051.8     $2,073.7
                                                               ========     ========

See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                 Condensed Consolidated Statements of Cash Flows
                                  (in millions)
                                   (unaudited)



                                                                      Three Months Ended March 31
                                                                      ---------------------------
                                                                         1999              1998
                                                                      ----------         --------
OPERATING ACTIVITIES
Net Income                                                             $   64.4          $   64.6
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities
     Interest Credited to Insurance Contracts                             138.3             145.6
     Future Policy Benefits                                              (170.1)           (153.4)
     Capitalization of Policy Acquisition Costs                           (66.2)            (54.6)
     Amortization of Deferred Policy Acquisition Costs and Present
        Value of Future Profits                                            40.5              41.9
     Deferred Income Taxes                                                 10.3               3.4
     Net Change in Receivables and Payables                               (10.8)             46.2
     Other Assets                                                         (16.9)            (43.0)
     Realized Investment Gains, Net                                        (2.5)             (7.2)
     Other                                                                  (.5)             (4.7)
                                                                       --------        ----------
          Net Cash Provided by Operating Activities                       (13.5)             38.8
                                                                       --------        ----------

INVESTING ACTIVITIES
Proceeds from Sales of Fixed Maturity Securities                          135.2              73.1
Proceeds from Maturities or Repayment of Fixed Maturity Securities        322.1             279.3
Cost of Fixed Maturity Securities Acquired                               (520.8)           (462.2)
Sales (Purchases) of Equity Securities, Net                                 1.6             (11.6)
Proceeds of Mortgage Loans Sold, Matured or Repaid                         96.8             118.9
Cost of Mortgage Loans Acquired                                          (149.7)            (63.0)
Sales of Real Estate and Leases, Net                                        2.9                .3
Policy Loans Issued, Net                                                   (7.2)             (6.0)
Sales (Purchases) of Other Invested Assets, Net                              .4              21.8
Purchases of Short-Term Investments, Net                                   30.9             (51.4)
Cash Acquired with Acquisitions, Net                                         --               1.3
                                                                       --------        ----------
          Net Cash Used by Investing Activities                           (87.8)            (99.5)
                                                                       --------        ----------

FINANCING ACTIVITIES
Deposits to Insurance Contracts                                           426.4             405.4
Maturities and Withdrawals from Insurance Contracts                      (331.5)           (343.1)
Increase in Notes and Mortgages Payable                                    20.2              42.6
Repayment of Notes and Mortgages Payable                                    (.1)             (6.2)
Issuance of Common Stock Under Stock Option and Other Plans                10.3              12.0
Dividends on Common Stock                                                 (16.4)            (14.1)
Acquisition of Treasury Common Stock                                      (27.5)            (32.5)
                                                                       --------        ----------
          Net Cash Provided by Financing Activities                        81.4              64.1
                                                                       --------        ----------
Increase (Decrease) in Cash                                               (19.9)              3.4
Cash at Beginning of Period                                                21.5              46.4
                                                                       --------        ----------
Cash at End of Period                                                  $    1.6        $     49.8
                                                                       ========        ==========

See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with that reflected in the Annual Report of ReliaStar Financial Corp. (the Company or ReliaStar) for the year ended December 31, 1998 filed with the Securities and Exchange Commission (SEC). The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 1998, has been prepared by management without audit by independent certified public accountants. The condensed consolidated balance sheet as of December 31, 1998 has been derived from, and does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1998.

The information furnished includes all adjustments and accruals consisting only of normal, recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1998 Annual Report.

Note 2.  Segment Information

The Company operates in four reportable segments which are differentiated by products and/or marketing focus. The Personal Financial Services (PFS) segment sells life insurance and annuity products to individuals. The Worksite Financial Services segment sells group and individual insurance products, 401(k) plans and financial services to employers and their employees at the worksite. The Tax-Sheltered and Fixed Annuities (TSA/FA) segment sells 403(b) annuities and other retirement products, primarily to the K-12 schoolteacher market. The Reinsurance segment sells group life, health and specialty reinsurance products in the U.S. and internationally.

In the first quarter of 1999, management responsibility for the closed block of individual life insurance of Northern Life was transferred from the TSA/FA segment to the PFS segment. At the same time, management responsibility for the fixed annuities of Security-Connecticut Life and the former Lincoln Security Life were transferred from the PFS segment to the TSA/FA segment. Previously reported segment financial data has been restated to reflect these changes and conform with current period presentation.

Operations not included in the four reportable segments are classified as Other Business units and include the Company's mutual fund operation, broker/dealer operations, banking and trust operations and personal financial education company. Financing costs, goodwill amortization, unallocated costs and consolidating/eliminating adjustments are reported in Corporate.

Selected segment data follows (in millions):
                                                   Three Months Ended March 31
                                                   ---------------------------
OPERATING INCOME(1)                                   1999              1998
-------------------                                  -------          --------
Personal Financial Services                          $  25.2          $   22.4
Worksite Financial Services                             14.5              13.9
Tax-Sheltered and Fixed Annuities                       20.8              16.8
Reinsurance                                              6.7               9.4
                                                     -------          --------
     Total Reportable Segments                          67.2              62.5
Other Business Units                                     2.6               3.7
Corporate                                               (7.0)             (5.1)
                                                     -------          --------
Operating Income                                        62.8              61.1
Net Realized Investment Gains                            1.6               3.4
                                                     -------          --------
Consolidated Income from Continuing Operations       $  64.4          $   64.5
                                                     =======          ========

(1) Operating income is after-tax and excludes realized investment gains and losses and their impact on the amortization of deferred policy acquisition costs (DAC) and present value of future profits (PVFP).

                                                   Three Months Ended March 31
                                                   ---------------------------
OPERATING REVENUES                                   1999              1998
------------------                                  -------          --------
Personal Financial Services                         $ 217.8          $  221.1
Worksite Financial Services                           194.7             196.5
Tax-Sheltered and Fixed Annuities                     147.1             145.1
Reinsurance                                           110.8              70.8
                                                    -------          --------
     Total Reportable Segments                        670.4             633.5
Other Business Units                                   50.6              45.7
Corporate                                               3.6               3.2
                                                    -------          --------
     Operating Revenues                               724.6             682.4
Net Realized Investment Gains                           2.5               7.2
                                                    -------          --------
Consolidated Revenues                               $ 727.1          $  689.6
                                                    =======          ========

                                                 March 31          December 31
ASSETS UNDER MANAGEMENT                            1999               1998
-----------------------                          ---------         -----------
Personal Financial Services                      $ 7,037.3           $ 6,887.0
Worksite Financial Services                        3,574.9             3,512.1
Tax-Sheltered and Fixed Annuities                  7,756.9             7,594.7
Reinsurance                                          320.4               309.9
                                                 ---------           ---------
     Total Reportable Segments                    18,689.5            18,303.7
Other Business Units                               4,129.4             4,018.4
Corporate                                            335.3               389.8
                                                 ---------           ---------
     Assets Under Management                      23,154.2            22,711.9
Net Unrealized Investment Gains                      314.3               526.2
Other Balance Sheet Assets                         3,558.9             3,389.0
Off-Balance Sheet Mutual Fund Client Assets       (4,129.4)           (4,018.4)
                                                 ---------           ---------
Consolidated Assets                              $22,898.0           $22,608.7
                                                 =========           =========

Items 2 and 3.
                            RELIASTAR FINANCIAL CORP.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Results of operations by operating segment are summarized below (in millions):

                                                          Three Months
                                                         Ended March 31
                                                     -----------------------
                                                      1999             1998
                                                     ------            -----
Operating Income (Loss)(1)
   Personal Financial Services Segment                $25.2            $22.4
   Worksite Financial Services Segment                 14.5             13.9
   Tax-Sheltered and Fixed Annuities Segment           20.8             16.8
   Reinsurance Segment                                  6.7              9.4
   Other Business Units                                 2.6              3.7
   Corporate                                           (7.0)            (5.1)
                                                      -----            -----
Operating Income                                       62.8             61.1
Net Realized Investment Gains, Net of Tax               1.6              3.4
                                                      -----            -----
Income From Continuing Operations                      64.4             64.5
Income From Discontinued Operations, Net of Tax          -                .1
                                                      -----            -----
   Net Income                                         $64.4            $64.6
                                                      =====            =====

(1) Operating income is after-tax and excludes realized investment gains and losses and their impact on the amortization of deferred policy acquisition costs (DAC) and present value of future profits (PVFP).

ReliaStar Financial Corp. (the Company or ReliaStar) has four reportable operating segments: Personal Financial Services (PFS), Worksite Financial Services, Tax-Sheltered and Fixed Annuities (TSA/FA), and Reinsurance; and conducts its operations primarily through its life insurance subsidiaries:
ReliaStar Life Insurance Company (ReliaStar Life), Northern Life Insurance Company (Northern), Security-Connecticut Life Insurance Company (Security-Connecticut), and ReliaStar Life Insurance Company of New York (RLNY). These subsidiaries are sometimes collectively referred to as the Insurers.

In the first quarter of 1999, management responsibility for the closed block of individual life insurance of Northern Life was transferred from the TSA/FA segment to the PFS segment. At the same time, management responsibility for the fixed annuities of Security-Connecticut and the former Lincoln Security Life were transferred from the PFS segment to the TSA/FA segment. Previously reported segment financial data has been restated to reflect these changes and conform with current period presentation.

The discussion of segment operating results that follows refers to the above after-tax segment results and, in each instance, amounts are after-tax unless otherwise indicated.

Personal Financial Services

The Personal Financial Services (PFS) segment sells life insurance and annuity products to individuals. Operating income of the PFS segment for the first three months of 1999 increased $2.8 million, or 13%, compared with the same period in 1998. The increase in operating income was primarily due to more favorable mortality experience, lower expenses, and growth in assets under management. The interest spread of 248 basis points in the first quarter of 1999 compares to 249 basis points in the first quarter of 1998. This decrease in spread reflects a 22 basis point decrease in the portfolio yield and a 21 basis point reduction in the average crediting rate. We expect that the average interest spread for the remainder of 1999 will be lower than the rate experienced in the first quarter of 1999, primarily as a result of declining portfolio yields. It should be noted that the interest spread calculation is an annualized measure and can be overly influenced in a particular period by the level of prepayments, recoveries on problem investments and other variances in the level of net investment income. For approximately one-half of the business included in the PFS segment, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. The balance of the business has crediting rates that can be changed on the policy anniversary or some other date. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates and are guaranteed to the end of the calendar year on most new premiums received.

Total assets under management increased to $7.0 billion as of March 31, 1999 from $6.6 billion as of March 31, 1998. Separate account assets under management increased to $2.2 billion as of March 31, 1999 from $1.8 billion as of March 31, 1998.

Total sales (annualized new premiums and deposits) decreased 3% for the first three months of 1999 and were $96.8 million compared with $100.0 million in the same period of 1998. The 3% decline in sales is primarily due to a decline in sales of fixed annuities due to the Company's efforts to emphasize the sale of these products through its Tax-Sheltered and Fixed Annuities segment. Sales of fixed annuities were $.8 million in the first quarter of 1999 compared with $4.3 million in the same period of last year. Sales during the first three months of 1999 of individual life insurance increased 3% to $40.1 million compared to the first quarter of last year. Sales of variable annuities for the first quarter of 1999 declined 1% to $55.9 million compared to the same period of last year.

Worksite Financial Services

The Worksite Financial Services (WFS) segment sells group and individual life insurance products, retirement plans and financial services to employers and their employees at the worksite. Operating income of the WFS segment for the first three months of 1999 increased $.6 million, or 4%, compared with the same period in 1998. The increase in operating income was primarily due to higher sales and lower expense levels in the voluntary payroll deduction unit and growth in 401(k) plan fees in the retirement plans unit. These factors were partially offset by less favorable morbidity experience in the insured group medical line of business which is being transitioned to Trustmark Insurance Company during 1999; and higher expense ratios in the employee benefits unit.

Total sales for the first three months of 1999 were $206.2 million compared with $157.0 million in the same period of 1998. Sales for the first three months of 1999 increased 31% compared with the same period in 1998, reflecting a 25% increase in group life sales, a 31% increase in retirement plan sales, a 46% increase in individual life sales, and a 52% increase in group health sales, primarily due to increased sales of long-term disability and excess loss products.

Tax-Sheltered and Fixed Annuities

The Tax-Sheltered and Fixed Annuities (TSA/FA) segment sells 403(b) annuities and other retirement products, primarily to the K-12 schoolteacher market. Operating income of the TSA/FA segment for the first three months of 1999 increased $4.0 million, or 24%, compared with the same period in 1998. The increase in operating income was primarily due to increased interest spreads and growth in assets under management. The interest spread of 282 basis points in the first quarter of 1999 compares to 258 basis points in the first quarter of 1998. This increase in spread reflects a 40 basis point reduction in the average crediting rate and a 16 basis point decrease in the portfolio yield. We expect that the average interest spread for the remainder of 1999 will be lower than the rate experienced in the first quarter of 1999, primarily as a result of declining portfolio yields. It should be noted that the interest spread calculation is an annualized measure and can be overly influenced in a particular period by the level of prepayments, recoveries on problem investments and other variances in the level of net investment income. For most of the business included in the TSA/FA segment, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. The balance of the business has crediting rates that can be changed on the policy anniversary or some other date. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates and are guaranteed to the end of the calendar year on most new deposits received.

Total assets under management increased to $7.8 billion as of March 31, 1999 from $7.2 billion as of March 31, 1998. Separate account assets under management increased to $439 million as of March 31, 1999 from $195 million as of March 31, 1998.

Total sales for the first three months of 1999 were $148.4 million compared with $135.9 million in the same period of 1998. The increase in sales reflects a 55% increase in sales of variable annuities, partially offset by a 9% decrease in fixed annuity sales.

Reinsurance

The Reinsurance segment sells group life, health, and specialty reinsurance products in the United States and internationally. Operating income of the Reinsurance segment for the first three months of 1999 decreased $2.7 million, or 29%, compared with the same period in 1998. The decrease in operating income was primarily due to less favorable claims experience. The ratio of claims to net earned premium was 69.3% in the first quarter of 1999, compared with 58.9% in the first quarter of 1998. Less favorable mortality and morbidity loss ratios were experienced in the group life, group medical, and long-term disability lines of reinsurance business. Claims experience and overall profitability of workers compensation carve-out reinsurance in the first quarter of 1999 were consistent with those of the same period in 1998. The less favorable claims experience was partially offset by a 62% increase in earned premiums in the first quarter of 1999 compared with the first quarter of 1998. Earnings in the reinsurance business can fluctuate based upon a number of factors, including pricing, market capacity, the availability and pricing of retrocessional programs, loss experience and the risk profile of the book of business included in this segment.

Total sales for the first three months of 1999 were $81.4 million compared with $52.0 million in the same period of 1998, an increase of 57%, primarily due to increased sales of group life, long-term disability and group medical reinsurance lines, and special insurance product sales.

Other Business Units

Other Business Units include the Company's mutual fund operation, broker/dealer operations, banking operation and personal finance education company. These business units are not large enough to be classified as reportable segments. Operating income of the Other Business Units for the first three months of 1999 decreased $1.1 million, or 30%, compared with the same period in 1998. The decrease in operating income was primarily due to lower earnings in the mutual fund operation as a result of a gain recorded in the first quarter of 1998 on the sale of 12b-1 fees attributable to a portion of the mutual fund operation's Class B shares.

Corporate

Corporate includes financing costs, goodwill amortization and other unallocated costs. Operating losses of Corporate for the first three months of 1999 increased $1.9 million compared with the same period in 1998. The increase in operating losses was primarily due to interest expense related to the $200 million of notes payable issued in the fourth quarter of 1998.

Realized Investment Gains and Losses

The sources of net realized investment gains (losses) were as follows (in millions):
                                                           Three Months
                                                          Ended March 31
                                                       ----------------------
                                                       1999              1998
                                                       -----            -----
Net Gains (Losses) on Sales of Investments
    Fixed Maturity Securities
     Gross Gains                                       $ 6.0            $ 0.9
     Gross Losses                                       (2.4)            (0.2)
    Equity Securities                                    1.3               .6
    Foreclosed Real Estate                               (.2)              -
    Real Estate                                           .6               -
    Other                                                1.0              9.7
Provision for Losses on Investments
   Fixed Maturity Securities                            (3.4)            (3.5)
   Foreclosed Real Estate                                (.4)             (.3)
                                                       -----            -----
Pretax Realized Investment Gains                         2.5              7.2
DAC/PVFP Amortization(1)                                 (.1)            (2.0)
Income Taxes                                             (.8)            (1.8)
                                                       -----            -----
       Net Realized Investment Gains, Net of Tax       $ 1.6            $ 3.4
                                                       =====            =====

(1)      Due to pretax realized investment gains and losses.


The Company establishes allowances and writes down the value of specific assets based upon its periodic review of individual problem investments. The Company's recording of allowances and write-downs based upon a review of individual problem assets results in fluctuations in the level of the provision for losses on investments reported in each period. The provision for losses on investments is affected to a significant degree by general economic conditions and the status of the real estate market. While the Company believes it has set aside appropriate reserves and allowances for problem investments, subsequent economic and market conditions may require the establishment of additional reserves.

FINANCIAL CONDITION

Liquidity and Capital Resources - ReliaStar Financial Corp.

ReliaStar, as parent, is dependent upon dividends, interest and payments for other charges received from its subsidiaries to pay dividends to shareholders, service its debt and pay other obligations. The payment of dividends, interest or other charges is subject to restrictions imposed by applicable insurance laws and regulations.

The payment of future dividends by ReliaStar to its shareholders will be largely dependent upon the ability of ReliaStar Life to pay dividends to the Company. Under Minnesota insurance law regulating the payment of dividends by ReliaStar Life, any such payment must be in an amount deemed prudent by ReliaStar Life's Board of Directors and, unless otherwise approved by the Commissioner of the Minnesota Department of Commerce (the Commissioner), must be paid solely from the adjusted earned surplus of ReliaStar Life. Adjusted earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds) less 25% of the amount of such earned surplus which is attributable to net unrealized capital gains. Further, without approval of the Commissioner, ReliaStar Life may not pay in any calendar year any dividend which, when combined with other dividends paid within the preceding 12 months, exceeds the greater of (i) 10% of ReliaStar Life's statutory surplus at the prior year-end or (ii) 100% of ReliaStar Life's statutory net gain from operations (not including realized capital gains) for the prior calendar year. For 1999, the amount of dividends which can be paid by ReliaStar Life without Commissioner approval is $156.4 million.

On March 3, 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) for the issuance of up to $500 million of debt and equity securities. The registration statement was declared effective on April 30,1999 by the SEC. As of April 30, 1999, $500 million of debt and equity securities remain available for issuance under this shelf registration.

As of March 31, 1999, the Company had unsecured revolving credit facilities with banks totaling $225 million for general corporate purposes and $205 million remained available for borrowing under these facilities.

During the first quarter of 1999, the Company began a systematic program to repurchase shares of stock in open market transactions. The shares repurchased will be used for the Company's stock option plans, stock compensation programs and dividend reinvestment program. Through March 31, 1999, the Company had repurchased 515,000 of its common shares at an average price of $46.22 per share. This program may be terminated at any time.

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

The Insurers' investment portfolios represent a significant source of liquid assets. As of March 31, 1999, the Insurers' investment portfolios included $7.9 billion (34% of consolidated assets) of short-term investments and investment grade marketable bonds. The March 31, 1999 investment portfolio also included $2.8 billion of investment grade privately placed bonds which, while not publicly traded, are a source of liquidity.

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

Changes in interest rates may affect the incidence of policy surrenders and other withdrawals. In addition to the potential impact on liquidity, unanticipated withdrawals in a changed interest rate environment could adversely affect earnings if the Company were required to sell investments at reduced values in order to meet liquidity demands. The Company seeks assets which have duration characteristics similar to the liabilities which they support. The Company also uses derivative instruments, such as interest rate swaps, to adjust the duration of the asset and liability portfolios (see Investments-Market-Sensitive Instruments and Risk Management).

The Company's long-term goals contemplate continued growth in its insurance businesses. To achieve these growth goals, the Insurers will need to increase their statutory surplus. Statutory surplus is computed according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by each Insurer's state of domicile. Statutory accounting rules are different from generally accepted accounting principles (GAAP) and are intended to reflect a more conservative perspective by, for example, requiring immediate recognition of selling expenses. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings or equity infusions by ReliaStar with funds generated through debt or equity offerings.

The state of domicile of each of the Insurers imposes NAIC-developed minimum risk-based capital requirements on insurance enterprises. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances and various levels of activity, based upon the nature and perceived degree of risk associated with such balances and levels of activity. Regulatory compliance is measured by a company's risk-based capital ratio, which is calculated as a company's regulatory total adjusted capital, as defined, divided by its authorized control level risk-based capital, as defined. Companies with ratios below specific trigger points are classified within certain regulatory action levels, each of which requires specified corrective action. The risk-based capital ratio of each of the Insurers significantly exceeds the ratio at which regulatory corrective action would be required.

Consolidated Cash Flows

The Company's cash balance at March 31, 1999 was $1.6 million. During the first quarter of 1999, net cash used by operating and investing activities was $13.5 million and $87.8 million, respectively, which was offset by net cash provided by financing activities of $81.4 million.

The $13.5 million of net cash used by operating activities was primarily the result of cash outflows for insurance benefits and sales and operating expenses in excess of positive cash flow from premiums and investment income. Net cash provided by financing activities of $81.4 million was primarily the result of proceeds from net deposits to insurance contracts.

INVESTMENTS

The current investment strategy for the Company is designed to maintain the overall quality of the portfolios, to maintain an appropriate liquidity position, to assure appropriate asset/liability structures, to achieve asset type diversification and to avoid issuer concentration.

The Company intends to direct most of its new investment cash flow during 1999 to the acquisition of investment grade marketable and privately placed bonds and commercial mortgages. The marketable bonds category includes both corporate issues and structured finance securities such as collateralized mortgage obligations (CMOs) and other mortgage-backed securities. The Company will make new investments in below investment grade bonds subject to overall limitations.

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

The following table provides information regarding the composition of the Company's invested assets (in millions):

                                                         March 31, 1999             December 31, 1998
                                                      ---------------------      ----------------------
                                                       Amount      Percent        Amount        Percent
                                                      --------     -------       ---------      -------
Investment Grade Bonds:
    Marketables                                       $ 7,730.5       52.3%      $ 7,823.4       52.5%
    Private Placements                                  2,795.3       18.9         2,881.6       19.3
                                                      ---------    -------       ---------      -----
        Subtotal                                       10,525.8       71.2        10,705.0       71.8

Below Investment Grade Bonds:
    Marketables                                           448.4        3.0           391.3        2.6
    Private Placements                                    484.0        3.3           510.4        3.4
                                                      ---------    -------       ---------      -----
           Subtotal                                       932.4        6.3           901.7        6.0

Equity Securities                                          61.2         .4            60.3         .4
Commercial Mortgages                                    1,767.4       12.0         1,726.8       11.6
Mortgages, Residential and Other                          440.3        3.0           428.0        2.9
Real Estate                                                50.4         .3            53.3         .3
Short-Term Investments                                    137.8         .9           168.7        1.2
Other                                                     875.0        5.9           865.3        5.8
                                                      ---------    -------       ---------      -----
    Total Invested Assets                             $14,790.3      100.0%      $14,909.1        100%
                                                      =========    =======       =========      =====

Fixed Maturity Securities

The amounts invested in fixed maturity securities as of March 31, 1999 and December 31, 1998 were $11.5 billion and $11.6 billion, respectively. The average marketable and private placement bond investments in a single corporate issuer (excluding structured finance securities such as CMOs, mortgage-backed pass throughs and asset-backed securities) as of March 31, 1999 were $9.4 million and $7.4 million, respectively.

All of the Insurers' marketable and privately placed bonds are required to be evaluated by the Securities Valuation Office (SVO) of the NAIC. The SVO evaluates the investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC's categories closely follow the public rating agencies' categories for marketable bonds. NAIC categories 1 and 2 include bonds considered investment grade (BBB or higher) by the public rating agencies. Categories 3 through 6 are referred to as below investment grade (BB or lower).

As of March 31, 1999, the weighted average book yields of the Company's investment grade portfolio and below investment grade portfolio were 7.5% and 8.6%, respectively. The weighted average book yield is not necessarily reflective of the net investment income ultimately realized by the Company. Investments with greater credit risk have a greater risk of default than investment grade securities, and accordingly, some of the incremental book yield of the below investment grade portfolio may not be realized.

The following tables identify the amortized cost and the fair value of the Company's fixed maturity securities with respect to each NAIC credit rating category (in millions):

                                                      March 31, 1999
---------------------------------------------------------------------------------------------------------
                                Marketables                                Private Placements
                ---------------------------------------------  ------------------------------------------
NAIC            Amortized     Gross Unrealized                                    Gross Unrealized
                              ----------------       Fair      Amortized     ----------------       Fair
Rating            Cost        Gains     (Losses)     Value       Cost        Gains    (Losses)      Value
------            ----        -----     --------     -----       ----        -----    --------      -----

1               $5,170.2     $ 212.6     $ (21.1)  $ 5,361.7   $  878.0       $32.9    $  (4.6)  $   906.3
2                2,311.6        75.8       (18.6)    2,368.8    1,856.0        46.8      (13.8)    1,889.0
3                  349.7         5.6        (7.6)      347.7      343.9         4.7       (3.2)      345.4
4                  103.5         2.0        (9.5)       96.0      106.6         1.2       (2.9)      104.9
5                    9.4           -        (5.1)        4.3       32.2          .1       (1.6)       30.7
6                     .4           -           -          .4        3.3           -        (.3)        3.0
Redeemable
  Preferred
  Stock             16.3          .7       (1.0)        16.0       12.7           -        (.4)       12.3
                --------     -------     ------    ---------  ---------       -----    -------    --------
    Total       $7,961.1     $ 296.7     $(62.9)   $ 8,194.9   $3,232.7       $85.7    $ (26.8)   $3,291.6
                ========     =======     ======    =========   ========       =====    =======    ========

                                                     December 31, 1998
---------------------------------------------------------------------------------------------------------
                                Marketables                                Private Placements
                ---------------------------------------------  ------------------------------------------
NAIC            Amortized     Gross Unrealized                                    Gross Unrealized
                              ----------------       Fair      Amortized     ----------------       Fair
Rating            Cost        Gains     (Losses)     Value       Cost        Gains    (Losses)      Value
------            ----        -----     --------     -----       ----        -----    --------      -----

1               $5,183.4      $284.8      $(17.1)   $5,451.1   $  849.4      $ 56.1     $  (.6)   $  904.9
2                2,279.0       107.9       (14.6)    2,372.3    1,884.1        93.8       (1.2)    1,976.7
3                  301.8         6.9        (5.4)      303.3      352.2         7.1       (1.5)      357.8
4                   97.5         1.1       (11.2)       87.4      113.0         1.6       (1.8)      112.8
5                     .3           -         (.1)         .2       35.3          .2       (1.6)       33.9
6                     .4           -           -          .4        6.6           -        (.7)        5.9
Redeemable
  Preferred
  Stock             16.3          .3        (5.9)       10.7        7.7           -          -         7.7
                --------     -------      ------   ---------   --------      ------     ------    --------
    Total       $7,878.7      $401.0      $(54.3)   $8,225.4   $3,248.3      $158.8     $ (7.4)   $3,399.7
                ========      ======      ======    ========   ========      ======     ======    ========

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties (in millions).

                                                         March 31, 1999                December 31, 1998
                                                    ------------------------        ------------------------
                                                      Amortized     Fair             Amortized       Fair
                                                        Cost        Value              Cost          Value
                                                    ----------    ----------        ----------    ----------
Maturing in:
   One Year or Less                                  $   485.1     $   489.1         $   459.5     $   462.9
   One to Five Years                                   3,539.8       3,649.8           3,555.5       3,710.1
   Five to Ten Years                                   3,004.0       3,082.9           3,022.9       3,191.1
   Ten Years or Later                                  1,247.1       1,290.7           1,296.1       1,375.8
Mortgage-Backed/Structured Finance                     2,917.8       2,974.0           2,793.0       2,885.2
                                                     ---------     ---------         ---------     ---------
     Total                                           $11,193.8     $11,486.5         $11,127.0     $11,625.1
                                                     =========     =========         =========     =========

The fair values for actively traded marketable bonds are based upon quoted market prices. The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values. Fair market values for privately placed bonds which are not considered problems are determined utilizing a matrix-based pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond. Fair values for privately placed bonds which are considered problems are determined through consideration of factors such as the net worth of borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees and the Company's evaluation of the borrower's ability to compete in their relevant market (see Problem Investments).

Fair values of fixed income securities fluctuate due to a number of factors, including the market level of interest rates, fluctuations in the corporate spreads over the risk-free rate and changes in the credit quality of specific investments.

The Company's marketable and private placement bond portfolios were diversified by industry (based upon amortized cost) as set forth in the following table:

                                                     Marketables                  Private Placements
                                              --------------------------       ---------------------------
                                              March 31,     December 31,       March 31,      December 31,
                                                1999            1998             1999             1998
                                              ---------     ------------       ---------      ------------
Basic Materials                                  6.7%            6.5%             6.5%             7.0%
Consumer Non-Cyclical                            5.4             5.8             14.8             14.6
Consumer Products/Services                       8.7             8.4             18.0             18.7
Energy                                           5.8             6.0              7.9              7.3
Financial Services                              20.0            20.2             15.2             15.8
Government                                       2.6             2.8               .2               .2
Industrial                                       4.7             5.0             11.0             11.1
Mortgage-Backed/Structured
   Finance                                      31.8            30.8             13.2             11.4
Real Estate                                      1.4             1.4              2.0              2.2
Retailing                                        1.8             1.9              4.6              4.7
Technology                                       2.0             2.0              1.8              2.1
Utilities                                        9.1             9.2              4.8              4.9
                                               -----           -----            -----            -----
    Total                                      100.0%          100.0%           100.0%           100.0%
                                               =====           =====            =====            =====

Below Investment Grade Investments

Issuers of below investment grade debt frequently have relatively high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are issuers of investment grade securities.

The largest investment in below investment grade bonds of any one borrower was approximately one-tenth of one percent of invested assets at March 31, 1999. The largest investment in below investment grade bonds of any one industry grouping was approximately 1.6% of invested assets at March 31, 1999. The portfolio of below investment grade bonds is regularly analyzed and managed in an effort to avoid concentration risks.

Mortgage-Backed/Structured Finance Securities

The Company's investment policy permits the acquisition of mortgage-backed securities and collateralized mortgage obligations (collectively referred to as MBS securities) provided that the Company's aggregate investment in MBS securities shall not exceed 50% of its statutory assets and the Company shall not acquire any interests in residual, interest only, principal only or inverse floater tranches of MBS securities. The Company's investment strategy has been to invest primarily in actively traded MBS securities which are structured to reduce prepayment risk as compared to direct investments in the underlying mortgage collateral. The amortized cost and estimated fair value of investments in MBS securities, categorized by interest rates on the underlying collateral, were as follows (in millions):

                                              March 31, 1999
                                         ------------------------
                                         Amortized
                                           Cost        Fair Value
                                         --------      ----------
Adjustable Rate Pass Through:
    Below 6%                             $    23.6      $    23.6
    6% - 7%                                   32.6           32.5
    7% - 8%                                  119.0          118.4

Fixed Rate Pass Through:
    Below 9%                                  72.0           73.9
    Above 9%                                   6.5            6.9

Planned Amortization Class:
    Below 7%                                 322.4          337.8
    7% - 8%                                  362.9          379.2
    8% - 9%                                   23.2           23.7
    Above 9%                                   1.5            1.6

Other:
    Below 7%                                 272.3          284.4
    7% - 8%                                   90.9           97.8
    8% - 9%                                   10.9           11.3
    Above 9%                                   2.8            2.8
                                          --------       --------
      Total                               $1,340.6       $1,393.9
                                          ========       ========

The Company invests in public and private asset-backed securities in addition to the MBS securities described above. As of March 31, 1999, the Insurers held asset-backed securities with an amortized cost of $1,577.2 million and a fair value of $1,580.1 million. These securities are collateralized by diversified pools of manufactured housing loans, credit card receivables, automobile loans, home equity loans, commercial mortgage loans, and high yield bank loans and corporate bonds. The investment strategy has been to purchase primarily senior structures and tranches that minimize prepayment and default risk. As of March 31, 1999, approximately 98% of the Company's asset-backed securities had investment grade ratings. Approximately 36% of these securities are collateralized by manufactured housing loans, 21% by commercial mortgage loans, 21% by high yield bank loans and corporate bonds and 10% by home equity loans. None of the remaining collateral types exceed, on an individual basis, 10% of total asset-backed securities.

Mortgage Loans

The Company's commercial mortgage loans range in size from $2 million to $26 million, with the average commercial mortgage loan investment as of March 31, 1999 being approximately $2.9 million.

The commercial mortgage loan portfolio diversification by property type and geographic region of the United States was as follows:


                                      March 31,       December 31,
                                        1999              1998
                                      ---------       ------------
Property Type
Apartment                               24.8%             24.5%
Industrial                              19.6              20.6
Retail                                  20.2              19.6
Special Purpose                         19.9              19.1
Office                                  13.5              14.1
Hotel/Motel                              2.0               2.1
                                       -----             -----
     Total                             100.0%            100.0%
                                       =====             =====

                                      March 31,       December 31,
                                        1999              1998
                                      ---------       ------------
Geographic Region
Midwest                                 37.8%             37.4%
Pacific                                 23.7              24.2
Southeast                               15.1              14.7
Northeast                                9.9              10.1
Mountain                                 8.4               8.3
Southwest                                5.1               5.3
                                       -----             -----
     Total                             100.0%            100.0%
                                       =====             =====

The weighted average yield and the weighted average maturity of the loans in the commercial mortgage loan portfolio as of March 31, 1999 were 7.9% and 8.4 years, respectively.

The Company invests in individual and pools of individual residential mortgage loans in addition to the structured finance securities backed by residential mortgages. As of March 31, 1999 and December 31, 1998, the Insurers held $439.8 and $427.1 million, respectively, of non-securitized residential mortgage loans.

Unrealized Investment Gains and Losses

All of the Company's debt and equity securities are classified as available-for-sale and carried at fair value on the Condensed Consolidated Balance Sheets with unrealized investment gains and losses excluded from income and reported as a component of accumulated other comprehensive income in shareholders' equity.

Unrealized investment gains, net of unrealized investment losses, are reported net of related DAC, PVFP and tax effects in accumulated other comprehensive income as shown below (in millions).

                                                    March 31,      December 31,
                                                      1999             1998
                                                    ---------      ------------
Unrealized Investment Gains                          $314.3           $526.2
DAC/PVFP Adjustment                                   (79.2)          (128.6)
Deferred Income Taxes                                 (80.9)          (140.4)
                                                     ------           ------
     Net Unrealized Investment Gains                 $154.2           $257.2
                                                     ======           ======

Market-Sensitive Instruments and Risk Management

The Company's market risk-sensitive instruments include those financial instruments as defined by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Financial Instruments," and are all considered to be entered into for other than trading purposes. The Company's primary market risk exposure associated with these instruments is the risk associated with changes in market interest rates.

Changes in interest rates impact the market value of fixed interest rate securities. The change in market value of the Company's fixed maturity securities is not expected to have a significant effect on results of operations or liquidity because: (i) the Company has the present intent and practice to hold most of its available-for-sale fixed maturity securities to maturity and (ii) the Company's asset/liability management activity is designed to monitor and adjust for the effects of changes in market interest rates.

The insurance liabilities of the Company are also sensitive to changes in market interest rates. Changes in interest rates may affect the incidence of policy surrenders and other withdrawals. In addition to the potential impact on liquidity, unanticipated withdrawals in a changed interest rate environment could adversely affect earnings if the Company were required to sell investments at reduced values in order to meet liquidity demands.

The Company has established procedures for evaluating these liabilities and attempts to structure investment asset portfolios with yield, cash flow and interest rate sensitivities appropriate to support the insurance liabilities. The Company also uses derivative instruments, such as interest rate swaps, to adjust the duration of the asset and liability portfolios. In addition, the Insurers monitor the surrender and policy loan activity of their insurance products and manage the composition of their investment portfolios in light of such activity.

The Company manages the composition of its long-term capital by considering factors such as market conditions and the ratio of long-term debt and trust-originated preferred securities to total long-term capital.

The Company manages its interest rate risk by managing its assets within target duration ranges, based on the Company's liability profile. The Company uses duration analysis to estimate the amount of sensitivity to market interest rate changes. The duration of a bond or portfolio can be thought of as the life, in years, of a notional zero-coupon bond whose fair value would change by the same amount in response to any change in market interest rates. The portfolio duration includes the duration impact added by interest rate swaps and caps and equity-indexed call options.

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

The following table sets forth the asset duration, portfolio duration and target duration for the investment portfolio of each business segment (in years):


                                                   March 31, 1999
                                       --------------------------------------
                                         Asset         Portfolio      Target
                                       Duration        Duration      Duration
                                       --------        --------      --------
Personal Financial Services               4.2            4.2          3.5-5.0
Worksite Financial Services               3.1            3.3          3.0-6.0
Tax-Sheltered and Fixed Annuities         3.9            4.1          4.0-5.5
Reinsurance                               4.4            4.4          3.5-8.0

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

At March 31, 1999, the Company had 60 interest rate swap contracts in effect with a notional amount of $1.12 billion. At December 31, 1998, the Company had 60 interest rate swap contracts in effect with a notional amount of $897.5 million. During the first quarter of 1999, one interest rate swap contract was entered into with a notional amount of $275.0 million and one interest rate swap contract matured with a notional amount of $5.0 million. There were no terminations of interest rate swap contracts prior to maturity during the first quarter of 1999. The Company had no deferred gains or losses at March 31, 1999 related to interest rate swap contracts terminated early. The estimated fair value of the interest rate swap contracts in effect at March 31, 1999 was an unrealized gain of $17.9 million, which is reported with other invested assets in the Condensed Consolidated Balance Sheets.

Most of the interest rate swap contracts are standard contracts whereby the Company pays a floating rate of interest (generally based upon the LIBOR rate as determined from time to time) and receives a fixed rate (generally a specified contract rate). The following table details the characteristics of the Company's interest rate swap contracts at March 31, 1999 (dollars in millions).


                                        Notional        Range of Fixed
                                         Amount         Rates Received
                                        --------        --------------
Maturing in:
   One Year or Less                     $  383.0          5.5 - 6.9%
   One to Three Years                      494.5          5.3 - 8.2%
   Three to Five Years                     240.0          6.0 - 7.0%
                                        --------
     Total                              $1,117.5
                                        ========

The Company monitors the effect of the swap position on reported income. The Company's investment portfolio includes a substantial amount of floating rate investments. Changes in market interest rates have an opposite (and approximately offsetting) effect on the reported income from the swap portfolio. Accordingly, the reported investment income (or loss) attributable to the Company's swap position will be approximately offset by the changed investment income of the Company's floating or adjustable rate investments in a changing rate environment. At March 31, 1999, the Company held $1.0 billion of adjustable rate invested assets, short-term investments and cash.

The Company holds certain call option contracts indexed to the performance of the S&P 500 Index as part of its asset/liability management strategy for its equity-indexed annuity products. The Company held 40 call options with a notional amount of $40.2 million and an estimated fair value of $13.6 million as of March 31, 1999.

The Company also uses interest rate caps as part of its overall interest rate risk management strategy for certain annuity products primarily to hedge the risk of investment losses due to product surrenders in an increasing interest rate environment. The Company held nine interest rate caps with a notional amount of $735.0 million and a fair value of less than $0.1 million as of March 31, 1999.

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

The amortized cost of Problem Investments, net of related write-offs and allowances and non-recourse debt, was as follows (in millions):


                                               March 31,      December 31,
                                                 1999             1998
                                               ---------      ------------
Private Placement Bonds                         $   6.0          $  9.5
Marketable Bonds                                     .7             1.1
Commercial Mortgage Loans                           5.5             8.7
Residential and Other Mortgage Loans                3.8             6.1
Investment Real Estate(1)                           8.4             8.3
Foreclosed Real Estate                             28.7            30.5
Other                                                .4              .4
                                                -------          ------
     Total                                      $  53.5          $ 64.6
                                                =======          ======

(1) The amounts shown represent real estate acquired as an investment which the Company has determined to be Problem Investments.

The amortized cost of Problem Investments in the preceding table reflects reductions for write-offs and allowances taken by the Company. The cumulative amounts of such write-offs and allowances on problem invested assets of the Insurers in the Condensed Consolidated Balance Sheets were as follows (in millions):

                                                   March 31,    December 31,
                                                     1999           1998
                                                   ---------    ------------
Private Placement Bonds                               $12.4          $9.0
Marketable Bonds                                        1.6           2.0
Commercial Mortgage Loans                               7.2           7.6
Residential and Other Mortgage Loans                    1.1           1.1
Foreclosed Real Estate                                 20.7          21.3
Other                                                   4.4           4.4

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

The Company also monitors its portfolios in an attempt to identify loans which are not currently classified as Problem Investments, but where the Company has knowledge which causes it to have serious doubts as to the ability of borrowers to comply with the present loan repayment terms. These loans (Potential Problem Investments) are subject to increased scrutiny and review by the Company. The amounts of private placements, marketable bonds, and mortgage loan Potential Problem Investments were $41.6 million, $21.8 million and $.5 million, respectively, at March 31, 1999.

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

Litigation

The Company is a defendant in a number of lawsuits arising out of the normal course of its businesses. Some of the claims seek to be granted class action status and many of the claims seek both compensatory and punitive damages. It should be noted that a number of financial services companies have been subjected to significant awards in connection with punitive damages claims and the Company can make no assurances that it will not be subjected to such an award. During the first quarter of 1999, ReliaStar was sued for an alleged breach of contract to provide workers compensation reinsurance. The Company has denied the existence of any such contract. The Company believes the results of litigation will not have a material adverse effect on the financial position of the Company.

Financial Services Deregulation

The United States Congress is considering legislation which will allow banks and other financial services companies to affiliate with insurance companies. The integration of financial services may impact competition for the products distributed by the Company. The Company cannot predict the impact of these proposals on the earnings of the Company.

Year 2000 Systems Modifications

The Company's business units utilize data processing systems in the administration of the insurance and financial services products which they market. Most of the Company's data processing systems have required modifications to enable them to process dates including the year 2000 and beyond.

In 1995, the Company initiated an enterprise wide program of identifying and modifying systems affected by the year 2000. The Company developed a plan whereby all systems would be identified, modified and tested for Year 2000 compliance by the end of 1998. The Company initiated a structured review and reporting system whereby senior management is regularly advised of the status of the project. As of March 31, 1999, ReliaStar had converted, tested for Year 2000 compliance and put into production 241 (96%) of its 250 core business applications. Of the remaining core business applications, 5 (2%) were in final date simulation testing, and 4 (2%) were in the process of being upgraded to, or replaced with, Year 2000-compliant systems. By the end of the second quarter of 1999, the Company expects that all core business applications will be converted, tested for Year 2000 compliance and put into production.

The Company conducts business with a multitude of business entities whose ability to comply with Year 2000 systems issues may affect the business operations of the Company. The Company has made an attempt to determine whether such entities have adequate plans for Year 2000 compliance, and the Company is not aware of any instances where a key supplier or vendor will not be compliant. The Company does not have the ability to assure with any certainty the compliance capacity of third parties.

Since the inception of the Year 2000 program and for the remainder of the program, the Company has and expects to continue to redirect certain internal and external data processing resources to its Year 2000 efforts. The Company estimates that during the year ended December 31, 1999, its total Year 2000 project costs will be approximately $2.5 million (pre-tax) for external and redirected internal resources. The Company believes that the completion of the Year 2000 project will not have a material impact on the level of spending for information systems in future periods.

The Company's business would be adversely affected if it does not meet its goals relative to Year 2000 preparedness, and the Company's plans reflect the importance of this project. Due to the Company's dependence on data processing for the operation of its business, the Company cannot reasonably develop contingency plans which would comprehensively address widespread systems failures.

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

Part II. Other Information


                            RELIASTAR FINANCIAL CORP.

Item 5.  Other Information:

ReliaStar announced on April 8, 1999 that the board of directors named Robert C. Salipante president and chief operating officer, effective July 1, 1999. Mr. Salipante has been head of the Personal Financial Services (PFS) division since 1996. Mr. Salipante joined ReliaStar in 1992 as chief financial officer and was named head of strategic marketing and technology in 1994. He succeeds John H. Flittie, who announced in December that he would retire on June 30, 1999.

ReliaStar announced on April 15, 1999 that Wayne R. Huneke has been named senior executive vice president of the Company. In addition to his current responsibilities as head of ReliaStar Financial Markets, Mr. Huneke's role within the enterprise has been expended to include Corporate Financial and Information Technology. ReliaStar Financial Markets includes Successful Money Management Seminars, ReliaStar Bank, ReliaStar Trust, ReliaStar Financial Lifeline (our direct services operation), Washington Square Securities and PRIMEVEST. Mr. Huneke joined ReliaStar in 1986 and was named chief financial officer in 1994. He was given the responsibilities of chief information officer in 1996. He moved to his current position in ReliaStar Financial Markets in 1997.


Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:
                  (3)  Bylaws

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





                                  Dated May 13, 1999

                                  RELIASTAR FINANCIAL CORP.








                                  /s/ James R. Miller
                                  -------------------------
                                  by James R. Miller
                                  Senior Vice President, Chief Financial
                                  Officer and Treasurer