Form 10-Q
period 1999-06-30
RELIASTAR FINANCIAL CORP
filed 1999-08-13
CIK 841528

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q



(Mark One)

   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________________ to _________________.

Commission File Number  1-10640
                        -------

                           RELIASTAR FINANCIAL CORP.
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                      41-1620373
--------------------------------                   -------------------
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
YES  X    NO
   -----    -----

Number of shares of common stock outstanding as of July 30, 1999 was 85,991,170.

Part I-Financial Information
Item 1. Financial Statements
                           RELIASTAR FINANCIAL CORP.
                     Condensed Consolidated Balance Sheets
                                 (in millions)
                                  (unaudited)

                                                                        June 30, 1999         December 31, 1998
                                                                        -------------         -----------------
ASSETS
Fixed Maturity Securities                                                $   11,271.5              $   11,625.1
Equity Securities                                                                64.0                      60.3
Mortgage Loans on Real Estate                                                 2,233.7                   2,154.8
Real Estate and Leases                                                           34.1                      53.3
Policy Loans                                                                    721.0                     702.3
Other Invested Assets                                                           122.3                     144.6
Short-Term Investments                                                          134.9                     168.7
                                                                         ------------              ------------
     Total Investments                                                       14,581.5                  14,909.1
Cash                                                                             36.3                      21.5
Accounts and Notes Receivable                                                   334.4                     287.7
Reinsurance Receivable                                                          514.2                     417.7
Deferred Policy Acquisition Costs                                             1,337.4                   1,214.9
Present Value of Future Profits                                                 453.7                     422.5
Property and Equipment, Net                                                     114.9                     117.3
Accrued Investment Income                                                       186.2                     196.0
Other Assets                                                                    417.9                     399.8
Participation Fund Account Assets                                               310.8                     311.6
Assets Held in Separate Accounts                                              5,058.9                   4,310.6
                                                                         ------------              ------------
       TOTAL ASSETS                                                      $   23,346.2              $   22,608.7
                                                                         ============              ============

LIABILITIES
Future Policy and Contract Benefits                                      $   13,617.3              $   13,519.8
Pending Policy Claims                                                           478.4                     433.5
Other Policyholder Funds                                                        336.1                     304.6
Notes and Mortgages Payable                                                     615.7                     509.4
Income Taxes                                                                    117.1                     199.0
Other Liabilities                                                               679.9                     663.2
Participation Fund Account Liabilities                                          310.8                     311.6
Liabilities Related to Separate Accounts                                      5,053.4                   4,305.1
                                                                         ------------              ------------
       TOTAL LIABILITIES                                                     21,208.7                  20,246.2
                                                                         ------------              ------------

Company-Obligated Mandatorily Redeemable Preferred
   Securities Issued by Consolidated Subsidiaries                               242.5                     242.3
                                                                         ------------              ------------

SHAREHOLDERS' EQUITY
Common Stock (Shares Issued: 1999 and 1998, 98.1)                                  .9                        .9
Additional Paid-in Capital                                                      995.1                   1,003.0
Retained Earnings                                                             1,239.1                   1,137.6
Accumulated Other Comprehensive Income                                           37.8                     257.2
Note Receivable from ESOP                                                       (18.6)                    (19.8)
Unamortized Restricted Stock Awards                                              (1.0)                      (.7)
Treasury Common Stock, at Cost (Shares Held: 1999, 11.6; 1998, 9.2)            (358.3)                   (258.0)
                                                                         ------------              ------------
       TOTAL SHAREHOLDERS' EQUITY                                             1,895.0                   2,120.2
                                                                         ------------              ------------

       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                              $   23,346.2              $   22,608.7
                                                                         ============              ============

See accompanying notes to condensed consolidated financial statements.

                           RELIASTAR FINANCIAL CORP.
                  Condensed Consolidated Statements of Income
                     (in millions, except per share data)
                                  (unaudited)

                                                                   Three Months Ended June 30    Six Months Ended June 30
                                                                   --------------------------    ------------------------
                                                                     1999          1998            1999          1998
                                                                   --------      --------        ---------    ----------
REVENUES
Premiums                                                           $  283.0      $  257.3        $   559.4    $    492.3
Net Investment Income                                                 282.3         274.3            559.6         548.7
Realized Investment Gains (Losses), Net                                 (.9)         10.3              1.6          17.5
Policy and Contract Charges                                           112.6         102.1            221.8         202.7
Other Income                                                           64.9          77.8            126.6         150.2
                                                                   --------      --------        ---------    ----------
     Total                                                            741.9         721.8          1,469.0       1,411.4
                                                                   --------      --------        ---------    ----------

BENEFITS AND EXPENSES
Benefits to Policyholders                                             397.5         385.0            808.6         765.3
Sales and Operating Expenses                                          163.3         153.9            316.2         303.1
Amortization of Deferred Policy Acquisition Costs
     and Present Value of Future Profits                               47.0          48.2             87.5          90.1
Interest Expense                                                       10.1           6.4             19.6          12.9
Dividends and Experience Refunds to Policyholders                       6.8          10.6             14.3          16.5
                                                                   --------      --------        ---------    ----------
     Total                                                            624.7         604.1          1,246.2       1,187.9
                                                                   --------      --------        ---------    ----------

Income from Continuing Operations Before Income Taxes and
    Dividends on Preferred Securities of Subsidiaries                 117.2         117.7            222.8         223.5
Income Tax Expense                                                     42.2          41.5             80.1          79.5
Dividends on Preferred Securities of Subsidiaries, Net of Tax           3.3           3.3              6.6           6.6
                                                                   --------      --------        ---------    ----------

Income from Continuing Operations                                      71.7          72.9            136.1         137.4

Loss from Discontinued Operations, Net of Tax                             -          (3.5)               -          (3.4)
                                                                   --------      --------        ---------    ----------

Net Income                                                         $   71.7      $   69.4        $   136.1    $    134.0
                                                                   ========      ========        =========    ==========

PER COMMON SHARE
Basic
Income from Continuing Operations                                  $    .82      $    .80        $    1.54    $     1.51
Loss from Discontinued Operations                                         -          (.04)               -          (.04)
                                                                   --------      --------        ---------    ----------
Net Income                                                         $    .82      $    .76        $    1.54    $     1.47
                                                                   ========      ========        =========    ==========

Diluted
Income from Continuing Operations                                  $    .81      $    .79        $    1.52    $     1.48
Loss from Discontinued Operations                                         -          (.04)               -          (.04)
                                                                   --------      --------        ---------    ----------
Net Income                                                         $    .81      $    .75        $    1.52    $     1.44
                                                                   ========      ========        =========    ==========

Weighted Average Common Shares
     Basic                                                             87.9          91.2             88.4          91.1
     Diluted                                                           89.0          92.9             89.6          92.8

See accompanying notes to condensed consolidated financial statements.

                           RELIASTAR FINANCIAL CORP.
           Condensed Consolidated Statements of Shareholders' Equity
                     (in millions, except per share data)
                                  (unaudited)

                                                                             Six Months Ended June 30
                                                               -------------------------------------------------
                                                                Shareholders' Equity      Comprehensive Income
                                                               ----------------------   ------------------------
                                                                 1999          1998       1999            1998
                                                               --------      --------   --------        --------
Common Stock
   Beginning and End of Period                                 $     .9      $     .9
                                                               --------      --------

Additional Paid-in Capital
   Beginning of Year                                            1,003.0       1,019.8
   Loss on Treasury Shares Reissued for Benefit Plans             (12.7)        (18.9)
   Loss on Treasury Shares Reissued for Acquisitions                  -           (.9)
   Tax Benefit on Stock Options Exercised                           4.8           9.1
                                                               --------      --------
      End of Period                                               995.1       1,009.1
                                                               --------      --------

Retained Earnings
   Beginning  of Year                                           1,137.6         964.8
   Net Income                                                     136.1         134.0       $136.1         $ 134.0
   Common Dividends to Shareholders: (Per Share: 1999,
       $.39; 1998, $.34)                                          (34.6)        (31.0)
   Other, Net                                                         -           (.2)
                                                               --------      --------
      End of Period                                             1,239.1       1,067.6
                                                               --------      --------

Accumulated Other Comprehensive Income
   Beginning of Year                                              257.2         226.2
   Change for the Period                                         (219.4)         18.8       (219.4)           18.8
                                                               --------      --------       ------         -------
      End of Period                                                37.8         245.0
                                                               --------      --------

Note Receivable from ESOP
   Beginning of Year                                              (19.8)        (20.8)
   Repayments, Accrued or Paid                                      1.2            .5
                                                               --------      --------
      End of Period                                               (18.6)        (20.3)
                                                               --------      --------

Unamortized Restricted Stock Awards
   Beginning of Year                                                (.7)         (1.0)
   Awards, Net                                                      (.4)          (.1)
   Amortization of Restricted Stock Awards                           .1            .1
                                                               --------      --------
      End of Period                                                (1.0)         (1.0)
                                                               --------      --------

Treasury Common Stock
   Beginning of Year                                             (258.0)       (178.9)
   Acquired                                                      (127.2)        (33.7)
   Reissued for Acquisitions                                          -          21.2
   Reissued, Other                                                 26.9          42.4
                                                               --------      --------
      End of Period                                              (358.3)       (149.0)
                                                               --------      --------

Comprehensive Income (Loss)                                                                 $(83.3)        $ 152.8
                                                                                            ======         =======

Total Shareholders' Equity                                     $1,895.0      $2,152.3
                                                               ========      ========

See accompanying notes to condensed consolidated financial statements.

                           RELIASTAR FINANCIAL CORP.
                Condensed Consolidated Statements of Cash Flows
                                 (in millions)
                                  (unaudited)

                                                                                   Six Months Ended June 30
                                                                             -----------------------------------
                                                                                  1999                  1998
                                                                             -------------        --------------
OPERATING ACTIVITIES
Net Income                                                                    $      136.1          $      134.0
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities
     Interest Credited to Insurance Contracts                                        278.4                 276.3
     Future Policy Benefits                                                         (332.6)               (217.3)
     Capitalization of Policy Acquisition Costs                                     (137.8)               (110.9)
     Amortization of Deferred Policy Acquisition Costs and Present
        Value of Future Profits                                                       87.5                  90.1
     Deferred Income Taxes                                                            21.8                   7.2
     Net Change in Receivables and Payables                                          (24.8)                 (1.9)
     Other Assets                                                                     (8.3)                (60.9)
     Realized Investment Gains, Net                                                   (1.6)                (17.5)
     Other                                                                             (.1)                 (5.7)
                                                                             -------------        --------------
          Net Cash Provided by Operating Activities                                   18.6                  93.4
                                                                             -------------        --------------

INVESTING ACTIVITIES
Proceeds from Sales of Fixed Maturity Securities                                     327.2                 196.2
Proceeds from Maturities or Repayment of Fixed Maturity Securities                   703.1                 573.0
Cost of Fixed Maturity Securities Acquired                                        (1,108.7)               (956.6)
Sales (Purchases) of Equity Securities, Net                                            5.0                 (18.5)
Proceeds of Mortgage Loans Sold, Matured or Repaid                                   169.6                 309.2
Cost of Mortgage Loans Acquired                                                     (248.1)               (167.8)
Sales of Real Estate and Leases, Net                                                  21.4                  11.8
Policy Loans Issued, Net                                                             (18.7)                (13.1)
Sales (Purchases) of Other Invested Assets, Net                                       (2.6)                   .3
Sales (Purchases) of Short-Term Investments, Net                                      33.8                 (95.4)
Cash Acquired with Acquisitions, Net                                                     -                   1.3
                                                                             -------------        --------------
          Net Cash Used by Investing Activities                                     (118.0)               (159.6)
                                                                             -------------        --------------

FINANCING ACTIVITIES
Deposits to Insurance Contracts                                                      849.7                 722.2
Maturities and Withdrawals from Insurance Contracts                                 (694.2)               (699.4)
Increase in Notes and Mortgages Payable                                              106.4                  71.5
Repayment of Notes and Mortgages Payable                                               (.1)                (17.5)
Issuance of Common Stock Under Stock Option and Other Plans                           14.2                  20.1
Dividends on Common Stock                                                            (34.6)                (31.0)
Acquisition of Treasury Common Stock                                                (127.2)                (33.7)
                                                                             -------------        --------------
          Net Cash Provided by Financing Activities                                  114.2                  32.2
                                                                             -------------        --------------
Increase (Decrease) in Cash                                                           14.8                 (34.0)
Cash at Beginning of Period                                                           21.5                  46.4
                                                                             -------------        --------------
Cash at End of Period                                                        $        36.3        $         12.4
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

Selected segment data follows (in millions):

                                                           Three Months Ended June 30        Six Months Ended June 30
                                                           --------------------------        ------------------------
OPERATING INCOME/1/                                         1999                1998          1999               1998
-----------------                                         --------           ---------      -------           --------
Personal Financial Services                               $   27.8           $   23.6       $  53.0           $   46.0
Worksite Financial Services                                   15.4               13.9          29.9               27.8
Tax-Sheltered and Fixed Annuities                             21.0               19.7          41.8               36.5
Reinsurance                                                   12.8               11.6          19.5               21.0
                                                          --------           --------       -------           --------
     Total Reportable Segments                                77.0               68.8         144.2              131.3
Other Business Units                                           2.0                2.2           4.6                5.9
Corporate                                                     (7.2)              (3.5)        (14.2)              (8.6)
                                                          --------           --------       -------           --------
Operating Income                                              71.8               67.5         134.6              128.6
Net Realized Investment Gains (Losses)                         (.1)               5.4           1.5                8.8
                                                          --------           --------       -------           --------
Consolidated Income from Continuing Operations            $   71.7           $   72.9       $ 136.1           $  137.4
                                                          ========           ========       =======           ========

/1/ Operating income is after-tax and excludes realized investment gains and losses and their impact on the amortization of deferred policy acquisition costs
(DAC) and present value of future profits (PVFP).

                                                          Three Months Ended June 30       Six Months Ended June 30
                                                          --------------------------       ------------------------
OPERATING REVENUES                                          1999               1998         1999                1998
------------------                                        --------           -------     ----------         --------
Personal Financial Services                               $  223.6           $  229.3    $    441.4        $    450.4
Worksite Financial Services                                  194.9              191.1         389.6             387.6
Tax-Sheltered and Fixed Annuities                            153.5              149.2         300.6             294.3
Reinsurance                                                  109.5               86.0         220.3             156.8
                                                          --------           --------    ----------        ----------
     Total Reportable Segments                               681.5              655.6       1,351.9           1,289.1
Other Business Units                                          54.6               51.3         105.2              97.0
Corporate                                                      6.7                4.6          10.3               7.8
                                                          --------           --------    ----------        ----------
     Operating Revenues                                      742.8              711.5       1,467.4           1,393.9
Realized Investment Gains (Losses), Net                        (.9)              10.3           1.6              17.5
                                                          --------           --------    ----------        ----------
Consolidated Revenues                                     $  741.9           $  721.8    $  1,469.0        $  1,411.4
                                                          ========           ========    ==========        ==========

                                                                                            June 30       December 31
ASSETS UNDER MANAGEMENT                                                                     1999              1998
-----------------------                                                                  ----------        ----------
Personal Financial Services                                                              $  7,163.5        $  6,887.0
Worksite Financial Services                                                                 3,796.1           3,512.1
Tax-Sheltered and Fixed Annuities                                                           7,848.4           7,594.7
Reinsurance                                                                                   330.3             309.9
                                                                                         ----------        ----------
     Total Reportable Segments                                                             19,138.3          18,303.7
Other Business Units                                                                        4,427.5           4,018.4
Corporate                                                                                     420.9             389.8
                                                                                         ----------        ----------
     Assets Under Management                                                               23,986.7          22,711.9
Net Unrealized Investment Gains                                                                81.2             526.2
Other Balance Sheet Assets                                                                  3,705.8           3,389.0
Off-Balance Sheet Mutual Fund Client Assets                                                (4,427.5)         (4,018.4)
                                                                                         ----------        ----------
Consolidated Assets                                                                      $ 23,346.2        $ 22,608.7
                                                                                         ==========        ==========

Note 3.  Subsequent Event - Acquisition

On July 22, 1999, the Company signed a definitive agreement to acquire Pilgrim Capital Corp. (Pilgrim), a Phoenix-based asset management and mutual fund company. As of June 30, 1999, Pilgrim had assets under management of $7.6 billion and annual asset sales of $1.1 billion. The acquisition will be effected through a stock-and-cash transaction valued at $258 million, which includes the Company's assumption of approximately $31 million of Pilgrim debt. The acquisition will be accounted for as a purchase.

The definitive agreement provides for Pilgrim shareholders to receive .50 shares of ReliaStar common stock plus $12.50 in cash for each Pilgrim share, subject to adjustment at the time of closing. Completion of the acquisition is expected in the fourth quarter of 1999, and is subject to normal closing conditions, including approval by Pilgrim's stockholders, fund trustees/directors and fund shareholders, and various regulatory approvals.

Items 2 and 3.
                           RELIASTAR FINANCIAL CORP.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Results of operations by operating segment are summarized below (in millions):

                                                                       Three Months          Six Months
                                                                      Ended June 30         Ended June 30
                                                                    ------------------    --------------------
                                                                     1999        1998      1999          1998
                                                                    ------      ------    ------        ------
Operating Income (Loss)/1/
   Personal Financial Services Segment                              $ 27.8        $ 23.6    $  53.0      $ 46.0
   Worksite Financial Services Segment                                15.4          13.9       29.9        27.8
   Tax-Sheltered and Fixed Annuities Segment                          21.0          19.7       41.8        36.5
   Reinsurance Segment                                                12.8          11.6       19.5        21.0
   Other Business Units                                                2.0           2.2        4.6         5.9
   Corporate                                                          (7.2)         (3.5)     (14.2)       (8.6)
                                                                    ------        ------    -------      ------
Operating Income                                                      71.8          67.5      134.6       128.6
Net Realized Investment Gains (Losses), Net of Tax                     (.1)          5.4        1.5         8.8
                                                                    ------        ------    -------      ------
Income From Continuing Operations                                     71.7          72.9      136.1       137.4
Loss From Discontinued Operations, Net of Tax                            -          (3.5)         -        (3.4)
                                                                    ------        ------    -------      ------
   Net Income                                                       $ 71.7        $ 69.4    $ 136.1      $134.0
                                                                    ======        ======    =======      ======

/1/ Operating income is after-tax and excludes realized investment gains and losses and their impact on the amortization of deferred policy acquisition costs
(DAC) and present value of future profits (PVFP).

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

In the first quarter of 1999, management responsibility for the closed block of individual life insurance of Northern was transferred from the TSA/FA segment to the PFS segment. At the same time, management responsibility for the fixed annuities of Security-Connecticut and the former Lincoln Security Life were transferred from the PFS segment to the TSA/FA segment. Previously reported segment financial data has been restated to reflect these changes and conform with current period presentation.

The discussion of segment operating results that follows refers to the above after-tax segment results and, in each instance, amounts are after-tax unless otherwise indicated.

Personal Financial Services
---------------------------

The Personal Financial Services (PFS) segment sells life insurance and annuity products to individuals. Operating income of the PFS segment for the second quarter of 1999 increased $4.2 million, or 18%, compared with the same period in 1998. The increase in operating income was primarily due to favorable interest spreads, growth in assets under management and ongoing expense management. Year-to-date operating income increased 15% over the comparable period in 1998 primarily due to growth in assets under management, favorable mortality experience, favorable interest spreads and lower expense levels.

The interest spread of 250 basis points in the second quarter of 1999 compares to 241 basis points in the second quarter of 1998. The increase in interest spread reflects a 7 basis point decrease in the portfolio yield and a 16 basis point reduction in the average crediting rate. We expect that the average interest spread for the remainder of 1999 will be lower than the rate experienced in the first six months of 1999, primarily as a result of declining portfolio yields. It should be noted that the interest spread calculation is an annualized measure and can be overly influenced in a particular period by the level of prepayments, recoveries on problem investments and other variances in the level of net investment income. For approximately one-half of the business included in the PFS segment, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. The balance of the business has crediting rates that can be changed on the policy anniversary or some other date. Initial crediting rates offered on new business can be changed at any time in response to competition and market interest rates and are guaranteed to the end of the calendar year on most new premiums received.

Total assets under management increased to $7.2 billion as of June 30, 1999, from $6.6 billion as of June 30, 1998. Separate account assets under management increased to $2.4 billion as of June 30, 1999, from $1.9 billion as of June 30, 1998.

Total sales (annualized new premiums and deposits) decreased 12% for the second quarter of 1999 and were $87.5 million compared with $99.7 million in the same period of 1998. The decline in sales is primarily due to a reduction in sales of PFS variable annuity products. Sales during the second quarter of 1999 of individual life insurance increased 11% to $29.1 million compared to the second quarter of last year. Total sales for the first six months of 1999 were $171.0 million compared to $184.2 million in the same period of 1998. The decrease in sales reflects an 11% decrease in variable annuity sales which was partially offset by a 12% increase in individual life sales.

Worksite Financial Services
---------------------------

The Worksite Financial Services (WFS) segment sells group and individual life insurance products, retirement plans and financial services to employers and their employees at the worksite. Operating income of the WFS segment for the second quarter of 1999 increased $1.5 million, or 11%, compared with the same period in 1998. Year-to-date operating income increased 8% compared with the same period in 1998. The increase in quarter and year-to-date operating income was primarily due to higher investment income and lower operating expense levels across the segment and growth in assets under management in the retirement plans unit.

Total sales for the second quarter of 1999 were $144.2 million compared with $100.7 million in the same period of 1998. Sales for the second quarter of 1999 increased 43% compared with the same period in 1998, reflecting a 58% increase in retirement plan sales, a 2% increase in group health sales and a 10% decrease in group life sales. Total sales for the first six months of 1999 were $350.4 million compared to $257.7 million for the same period of 1998. The increase in sales reflects a 19% increase in individual life sales, a 14% increase in group life sales, a 33% increase in group health sales and a 42% increase in retirement plan sales.

Tax-Sheltered and Fixed Annuities
---------------------------------

The Tax-Sheltered and Fixed Annuities (TSA/FA) segment sells 403(b) annuities and other retirement products, primarily to the K-12 schoolteacher market. Operating income of the TSA/FA segment for the second quarter of 1999 increased $1.3 million, or 7%, compared with the same period in 1998. Year-to-date operating income increased 15% over the same period in 1998. The increase for the quarter and year-to-date was primarily due to increased interest spreads and growth in assets under management, partially offset by higher expense levels.

The interest spread of 289 basis points in the second quarter of 1999 compares to 254 basis points in the second quarter of 1998. This increase in interest spread reflects a 38 basis point reduction in the average crediting rate and a 3 basis point decrease in the portfolio yield. We expect that the average interest spread for the remainder of 1999 will be lower than the rate experienced in the first half of 1999, primarily as a result of declining portfolio yields. It should be noted that the interest spread calculation is an annualized measure and can be overly influenced in a particular period by the level of prepayments, recoveries on problem investments and other variances in the level of net investment income. For most of the business included in the TSA/FA segment, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. The balance of the business has crediting rates that can be changed on the policy anniversary or some other date. Initial crediting rates offered on new business can be changed at any time in response to competition and market interest rates and are guaranteed to the end of the calendar year on most new deposits received.

Total assets under management increased to $7.8 billion as of June 30, 1999, from $7.3 billion as of June 30, 1998. Separate account assets under management increased to $539 million as of June 30, 1999, from $244 million as of June 30, 1998.

Total sales for the second quarter of 1999 were $173.8 million compared with $150.0 million in the same period of 1998. The increase in sales reflects a 44% increase in sales of variable annuities, while sales of fixed annuities increased slightly. Total sales for the first six months of 1999 were $322.2 million compared with $285.9 million for the same period of 1998. The increase in sales reflects a 49% increase in variable annuity sales and a 4% decrease in fixed annuity sales.

Reinsurance
-----------

The Reinsurance segment sells group life, health, and specialty reinsurance products in the United States and internationally. Operating income of the Reinsurance segment for the second quarter of 1999 increased $1.2 million, or 10%, compared with the same period in 1998. The increase in operating income was primarily due to growth in earned premium and lower expense ratios, partially offset by higher overall claims experience. The ratio of claims to net earned premium was 63.6% in the second quarter of 1999, compared with 58.7% in the second quarter of 1998. Less favorable mortality and morbidity loss ratios were experienced in the group life, group medical, and international lines of reinsurance business. Claims experience and overall profitability of workers compensation carve-out reinsurance in the second quarter of 1999 were consistent with those of the same period in 1998 and in line with the Company's expectations. Year-to-date operating income decreased 7% compared with the same period in 1998. The decrease was primarily due to higher overall claims experience, partially offset by growth in earned premium and lower expense ratios. Earnings in the reinsurance business can fluctuate based upon a number of factors, including pricing, market capacity, the availability and pricing of retrocessional programs, loss experience and the risk profile of the book of business included in this segment.

Total sales for the second quarter of 1999 were $77.4 million compared with $48.7 million in the same period of 1998, an increase of 59%, primarily due to increased sales in the long-term disability line of business. Total sales for the first half of 1999 were $158.8 million compared to $100.7 million in the same period of 1998.

Other Business Units
--------------------

Other Business Units include the Company's mutual fund operation, broker/dealer operations, banking operation and personal finance education company. These business units are not large enough to be classified as reportable segments. Operating income of the Other Business Units for the second quarter of 1999 decreased $.2 million, or 9%, compared with the same period in 1998. Year-to-date operating income decreased $1.3 million compared with the same period in 1998. The decrease in year-to-date operating income was primarily due to lower earnings in the mutual fund operation as a result of a gain recorded in the first quarter of 1998 on the sale of 12b-1 fees attributable to a portion of the mutual fund operation's Class B shares, partially offset by growth in assets under management.

Corporate
---------

Corporate includes financing costs, goodwill amortization and other unallocated costs. Operating losses of Corporate for the second quarter of 1999 and year-to-date increased $3.7 million and $5.6 million, respectively, compared with the same periods in 1998. The increase in operating losses was primarily due to financing costs related to the 1998 and 1999 common stock buyback programs.

Realized Investment Gains and Losses

The sources of net realized investment gains (losses) were as follows (in millions):

                                                                     Three Months              Six Months
                                                                     Ended June 30            Ended June 30
                                                                   -----------------         ---------------
                                                                   1999         1998         1999       1998
                                                                   ----         ----         ----       ----
Net Gains (Losses) on Sales of Investments
    Fixed Maturity Securities
     Gross Gains                                                   $5.5         $8.3        $11.5       $9.2
     Gross Losses                                                  (5.6)        (1.5)        (8.0)      (1.7)
    Equity Securities                                               (.1)          .3          1.2         .9
    Mortgage Loans                                                   .5          (.3)          .5        (.3)
    Foreclosed Real Estate                                          1.9          3.0          1.7        3.0
    Real Estate                                                      .3           .3           .9         .3
    Other                                                           5.1          4.2          6.1       13.9
Provision for Losses on Investments
   Fixed Maturity Securities                                        (.1)        (2.8)        (3.5)      (6.3)
   Foreclosed Real Estate                                             -         (1.2)         (.4)      (1.5)
   Other                                                           (8.4)           -         (8.4)         -
                                                                   ----         ----         ----       ----
Pretax Realized Investment Gains (Losses)                           (.9)        10.3          1.6       17.5
DAC/PVFP Amortization/1/                                             .9         (1.8)          .8       (3.8)
Income Taxes                                                        (.1)        (3.1)         (.9)      (4.9)
                                                                   ----         ----         ----       ----
       Net Realized Investment Gains (Losses), Net of Tax          $(.1)        $5.4         $1.5       $8.8
                                                                   ====         ====         ====       ====

/1/Due to pretax realized investment gains and losses.


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

On March 3, 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) for the issuance of up to $500 million of debt and equity securities. The registration statement was declared effective on April 30, 1999 by the SEC. As of June 30, 1999, $500.0 million of debt and equity securities were available for issuance under this shelf registration.

As of June 30, 1999, the Company had an unsecured revolving credit facility with a group of banks totaling $250.0 million for general corporate purposes and $145.0 million remained available for borrowing under this facility.

During the second quarter of 1999, the Company terminated a systematic program it had started in the first quarter of 1999 to repurchase shares of stock in open market transactions. The Company repurchased 1,095,000 shares under this program for $47.5 million. The shares were repurchased for the Company's stock option plans, stock compensation programs and dividend reinvestment program. In addition, on July 16, 1999, the Company completed a $100 million general common share repurchase program that was announced on May 13, 1999, whereby 2,354,500 shares of common stock were repurchased.

The Company has agreed to acquire Pilgrim Capital Corporation (see "Known Trends and Uncertainties Which May Affect Future Reported Results - Subsequent Event-Acquisition"). In this transaction, which is expected to close in the fourth quarter of 1999, each outstanding share of Pilgrim common stock will be exchanged for .50 shares of ReliaStar common stock plus $12.50 in cash (subject to adjustment at the time of closing). As of July 20, 1999, Pilgrim had 5,084,477 outstanding shares of common stock, along with options to purchase an additional 1,270,000 shares. ReliaStar will also assume approximately $31 million of debt.

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

The Insurers' investment portfolios represent a significant source of liquid assets. As of June 30, 1999, the Insurers' investment portfolios included $7.8 billion (33% of consolidated assets) of short-term investments and investment grade marketable bonds. The June 30, 1999 investment portfolio also included $2.7 billion of investment grade privately placed bonds which, while not publicly traded, are a source of liquidity.

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

Consolidated Cash Flows

The Company's cash balance at June 30, 1999 was $36.3 million. During the first six months of 1999, net cash provided by operating and financing activities was $18.6 million and $114.2 million, respectively, which was offset by net cash used by investing activities of $118.0 million.

The $18.6 million of net cash provided by operating activities was primarily the result of positive cash flow from premiums and investment income in excess of cash outflows for insurance benefits and sales and operating expenses. Net cash provided by financing activities of $114.2 million was primarily the result of proceeds from net deposits to insurance contracts and short-term borrowings, partially offset by the acquisition of ReliaStar common stock.

INVESTMENTS

The current investment strategy for the Company is designed to maintain the overall quality of the portfolios, to maintain an appropriate liquidity position, to assure appropriate asset/liability structures, to achieve asset type diversification and to avoid issuer concentration.

The Company intends to direct most of its new investment cash flow during the remainder of 1999 to the acquisition of investment grade marketable and privately placed bonds and commercial mortgages. The marketable bonds category includes both corporate issues and structured finance securities such as collateralized mortgage obligations (CMOs) and other mortgage-backed securities. The Company will make new investments in below investment grade bonds subject to overall limitations.

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

The following table provides information regarding the composition of the Company's invested assets (in millions):

                                                          June 30, 1999            December 31, 1998
                                                      ---------------------      ---------------------
                                                       Amount       Percent        Amount      Percent
                                                       ------       -------        ------      -------
Investment Grade Bonds:
    Marketables                                       $ 7,632.3        52.3%     $ 7,823.4        52.5%
    Private Placements                                  2,677.3        18.4        2,881.6        19.3
                                                      ---------     -------      ---------     -------
        Subtotal                                       10,309.6        70.7       10,705.0        71.8

Below Investment Grade Bonds:
    Marketables                                           460.2         3.2          391.3         2.6
    Private Placements                                    472.8         3.2          510.4         3.4
                                                      ---------     -------      ---------     -------
           Subtotal                                       933.0         6.4          901.7         6.0

Equity Securities                                          64.0          .4           60.3          .4
Commercial Mortgages                                    1,802.3        12.4        1,726.8        11.6
Mortgages, Residential and Other                          431.4         3.0          428.0         2.9
Real Estate                                                34.1          .2           53.3          .3
Short-Term Investments                                    134.9          .9          168.7         1.2
Other                                                     872.2         6.0          865.3         5.8
                                                      ---------     -------      ---------     -------
    Total Invested Assets                             $14,581.5       100.0%     $14,909.1       100.0%
                                                      =========     =======      =========     =======

Fixed Maturity Securities

The amounts invested in fixed maturity securities as of June 30, 1999 and December 31, 1998 were $11.3 billion and $11.6 billion, respectively. The average marketable and private placement bond investments in a single corporate issuer (excluding structured finance securities such as CMOs, mortgage-backed pass throughs and asset-backed securities) as of June 30, 1999 were $9.3 million and $7.6 million, respectively.

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

As of June 30, 1999, the weighted average book yields of the Company's investment grade portfolio and below investment grade portfolio were 7.5% and 8.3%, respectively. The weighted average book yield is not necessarily reflective of the net investment income ultimately realized by the Company. Investments with greater credit risk have a greater risk of default than investment grade securities, and accordingly, some of the incremental book yield of the below investment grade portfolio may not be realized.

The following tables identify the amortized cost and the fair value of the Company's fixed maturity securities with respect to each NAIC credit rating category (in millions):

                                                    June 30, 1999
---------------------------------------------------------------------------------------------------
                              Marketables                               Private Placements
                ----------------------------------------    ---------------------------------------
                            Gross Unrealized                            Gross Unrealized
NAIC            Amortized   ----------------     Fair       Amortized   ----------------    Fair
Rating            Cost      Gains   (Losses)     Value        Cost      Gains   (Losses)    Value
------            ----      -----   --------     -----        ----      -----   --------    -----

1               $5,156.8    $124.2  $  (49.6)   $5,231.4    $  853.3    $17.0    $ (10.2)  $  860.1
2                2,397.2      44.2     (40.5)    2,400.9     1,820.3     22.5      (25.6)   1,817.2
3                  387.7       4.4     (13.8)      378.3       330.4      3.0       (3.2)     330.2
4                   86.9       1.5      (8.1)       80.3       114.6      1.8       (5.8)     110.6
5                     .1         -         -          .1        30.7        -       (1.6)      29.1
6                    2.2         -       (.7)        1.5         3.2        -        (.3)       2.9
Redeemable
 Preferred
 Stock             16.7         .5       (.6)       16.6        12.7        -        (.4)      12.3
                --------    ------  --------    --------    --------    -----    -------   --------
    Total       $8,047.6    $174.8  $ (113.3)   $8,109.1    $3,165.2    $44.3    $ (47.1)  $3,162.4
                ========    ======  ========    ========    ========    =====    =======   ========


                                                  December 31, 1998
---------------------------------------------------------------------------------------------------
                              Marketables                               Private Placements
                ----------------------------------------    ---------------------------------------
                            Gross Unrealized                            Gross Unrealized
NAIC            Amortized   ----------------     Fair       Amortized   ----------------    Fair
Rating            Cost      Gains   (Losses)     Value        Cost      Gains   (Losses)    Value
------            ----      -----   --------     -----        ----      -----   --------    -----

1               $5,183.4    $284.8  $  (17.1)   $5,451.1    $  849.4    $ 56.1   $   (.6)  $  904.9
2                2,279.0     107.9     (14.6)    2,372.3     1,884.1      93.8      (1.2)   1,976.7
3                  301.8       6.9      (5.4)      303.3       352.2       7.1      (1.5)     357.8
4                   97.5       1.1     (11.2)       87.4       113.0       1.6      (1.8)     112.8
5                     .3         -       (.1)         .2        35.3        .2      (1.6)      33.9
6                     .4         -         -          .4         6.6         -       (.7)       5.9
Redeemable
 Preferred
 Stock              16.3        .3      (5.9)       10.7         7.7         -         -        7.7
                --------    ------  --------    --------    --------    ------   -------   --------
    Total       $7,878.7    $401.0  $  (54.3)   $8,225.4    $3,248.3    $158.8   $  (7.4)  $3,399.7
                ========    ======  ========    ========    ========    ======   =======   ========

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties (in millions).

                                                        June 30, 1999             December 31, 1998
                                                    --------------------         --------------------
                                                    Amortized     Fair           Amortized     Fair
                                                       Cost       Value             Cost       Value
                                                       ----       -----             ----       -----
Maturing in:
  One Year or Less                                  $   465.3  $   468.2         $   459.5  $   462.9
  One to Five Years                                   3,500.8    3,558.8           3,555.5    3,710.1
  Five to Ten Years                                   2,897.9    2,891.9           3,022.9    3,191.1
  Ten Years or Later                                  1,271.9    1,270.2           1,296.1    1,375.8
Mortgage-Backed/Structured Finance                    3,076.9    3,082.4           2,793.0    2,885.2
                                                    ---------  ---------         ---------  ---------
    Total                                           $11,212.8  $11,271.5         $11,127.0  $11,625.1
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

The Company's marketable and private placement bond portfolios were diversified by industry (based upon amortized cost) as set forth in the following table:

                                                      Marketables                  Private Placements
                                            ------------------------------   -------------------------------
                                              June 30,      December 31,       June 30,       December 31,
                                                1999            1998             1999             1998
                                                ----            ----             ----             ----
Basic Materials                                  6.4%            6.5%             5.6%             7.0%
Consumer Non-Cyclical                            5.2             5.8             15.2             14.6
Consumer Products/Services                       9.1             8.4             18.2             18.7
Energy                                           6.0             6.0              7.9              7.3
Financial Services                              19.4            20.2             14.8             15.8
Government                                       2.2             2.8               .2               .2
Industrial                                       4.4             5.0             11.2             11.1
Mortgage-Backed/Structured
   Finance                                      33.0            30.8             13.6             11.4
Real Estate                                      1.3             1.4              2.1              2.2
Retailing                                        1.7             1.9              4.4              4.7
Technology                                       2.0             2.0              1.8              2.1
Utilities                                        9.3             9.2              5.0              4.9
                                               -----           -----            -----            -----
    Total                                      100.0%          100.0%           100.0%           100.0%
                                               =====           =====            =====            =====

Below Investment Grade Investments

Issuers of below investment grade debt frequently have relatively high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are issuers of investment grade securities.

The largest investment in below investment grade bonds of any one borrower was approximately one-tenth of one percent of invested assets at June 30, 1999. The largest investment in below investment grade bonds of any one industry grouping was approximately 1.7% of invested assets at June 30, 1999. The portfolio of below investment grade bonds is regularly analyzed and managed in an effort to avoid concentration risks.

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
                                                     June 30, 1999
                                          ----------------------------------
                                           Amortized
                                             Cost                Fair Value
                                             ----                ----------
Adjustable Rate Pass Through:
  Below 6%                                 $   34.8               $   34.8
  6% - 7%                                      52.6                   52.1
  7% - 8%                                      53.2                   53.0

Fixed Rate Pass Through:
  Below 9%                                     66.0                   66.5
  Above 9%                                      5.9                    6.1

Planned Amortization Class:
  Below 7%                                    279.2                  288.7
  7% - 8%                                     300.1                  309.4
  8% - 9%                                      56.6                   58.3
  Above 9%                                      1.3                    1.4

Other:
  Below 7%                                    303.0                  306.3
  7% - 8%                                      87.0                   91.4
  8% - 9%                                      15.5                   16.2
  Above 9%                                      6.0                    6.1
                                           --------               --------
    Total                                  $1,261.2               $1,290.3
                                           ========               ========

The Company invests in public and private asset-backed securities in addition to the MBS securities described above. As of June 30, 1999, the Insurers held asset-backed securities with an amortized cost of $1,815.7 million and a fair value of $1,792.1 million. These securities are collateralized by diversified pools of manufactured housing loans, credit card receivables, automobile loans, home equity loans, commercial mortgage loans, and high yield bank loans and corporate bonds. The investment strategy has been to purchase primarily senior structures and tranches that minimize prepayment and default risk. As of June 30, 1999, approximately 98% of the Company's asset-backed securities had investment grade ratings. Approximately 37% of these securities are collateralized by manufactured housing loans, 21% by commercial mortgage loans, 20% by high yield bank loans and corporate bonds and 13% by home equity loans. None of the remaining collateral types exceed, on an individual basis, 10% of total asset-backed securities.

Mortgage Loans

The Company's commercial mortgage loans range in size from $2 million to $26 million, with the average commercial mortgage loan investment as of June 30, 1999 being approximately $2.9 million.

The commercial mortgage loan portfolio diversification by property type and geographic region of the United States was as follows:

                                                 June 30,      December 31,
                                                   1999            1998
                                                   ----            ----
Property Type
-------------
Apartment                                          24.6%           24.5%
Industrial                                         19.3            20.6
Retail                                             20.4            19.6
Special Purpose                                    21.1            19.1
Office                                             12.7            14.1
Hotel/Motel                                         1.9             2.1
                                                  -----           -----
  Total                                           100.0%          100.0%
                                                  =====           =====

                                                 June 30,      December 31,
                                                   1999            1998
                                                   ----            ----
Geographic Region
-----------------
Midwest                                            36.7%           37.4%
Pacific                                            24.6            24.2
Southeast                                          15.1            14.7
Northeast                                           9.6            10.1
Mountain                                            9.0             8.3
Southwest                                           5.0             5.3
                                                  -----           -----
     Total                                        100.0%          100.0%
                                                  =====           =====

The weighted average yield and the weighted average maturity of the loans in the commercial mortgage loan portfolio as of June 30, 1999 were 7.9% and 8.3 years, respectively.

The Company invests in individual and pools of individual residential mortgage loans in addition to the structured finance securities backed by residential mortgages. As of June 30, 1999 and December 31, 1998, the Insurers held $430.9 million and $427.1 million, respectively, of non-securitized residential mortgage loans.

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

                                                  June 30,      December 31,
                                                    1999            1998
                                                  --------      ------------
Unrealized Investment Gains                         $73.7          $526.2
DAC/PVFP Adjustment                                 (19.0)         (128.6)
Deferred Income Taxes                               (16.9)         (140.4)
                                                    -----          ------
    Net Unrealized Investment Gains                 $37.8          $257.2
                                                    =====          ======

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

The following table sets forth the asset duration, portfolio duration and target duration for the investment portfolio of each business segment (in years):

                                                     June 30, 1999
                                        ---------------------------------------
                                          Asset        Portfolio        Target
                                        Duration       Duration        Duration
                                        --------       --------        --------
Personal Financial Services                4.2            4.3           3.5-5.0
Worksite Financial Services                3.4            3.6           3.0-6.0
Tax-Sheltered and Fixed Annuities          4.0            4.1           4.0-5.5
Reinsurance                                4.6            4.6           3.5-8.0

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

At June 30, 1999, the Company had 60 interest rate swap contracts in effect with a notional amount of $1.04 billion. At December 31, 1998, the Company had 60 interest rate swap contracts in effect with a notional amount of $897.5 million. During the first six months of 1999, one interest rate swap contract was entered into with a notional amount of $150.0 million as of June 30, 1999, and one interest rate swap contract matured with a notional amount of $5.0 million. There were no terminations of interest rate swap contracts prior to maturity during the first six months of 1999. The Company had no deferred gains or losses at June 30, 1999 related to interest rate swap contracts terminated early. The estimated fair value of the interest rate swap contracts in effect at June 30, 1999 was an unrealized gain of $7.9 million, which is reported with other invested assets in the Condensed Consolidated Balance Sheets.

Most of the interest rate swap contracts are standard contracts whereby the Company pays a floating rate of interest (generally based upon the LIBOR rate as determined from time to time) and receives a fixed rate (generally a specified contract rate). The following table details the characteristics of the Company's interest rate swap contracts at June 30, 1999 (dollars in millions).

                                               Notional       Range of Fixed
                                                 Amount       Rates Received
                                                 ------       --------------
Maturing in:
  One Year or Less                             $  335.0           5.5 - 6.9%
  One to Three Years                              482.5           5.3 - 8.2%
  Three to Five Years                             225.0           6.0 - 7.0%
                                               --------
    Total                                      $1,042.5
                                               ========
The Company monitors the effect of the swap position on reported income. The Company's investment portfolio includes a substantial amount of floating rate investments. Changes in market interest rates have an opposite (and approximately offsetting) effect on the reported income from the swap portfolio. Accordingly, the reported investment income (or loss) attributable to the Company's swap position will be approximately offset by the changed investment income of the Company's floating or adjustable rate investments in a changing rate environment. At June 30, 1999, the Company held $1.0 billion of adjustable rate invested assets, short-term investments and cash.

The Company holds certain call option contracts indexed to the performance of the S&P 500 Index as part of its asset/liability management strategy for its equity-indexed annuity products. The Company held 48 call options with a notional amount of $47.9 million and an estimated fair value of $16.9 million as of June 30, 1999.

The Company also uses interest rate caps as part of its overall interest rate risk management strategy for certain annuity products primarily to hedge the risk of investment losses due to product surrenders in an increasing interest rate environment. The Company held nine interest rate caps with a notional amount of $660.0 million and a fair value of $0.1 million as of June 30, 1999.

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

The amortized cost of Problem Investments, net of related write-offs and allowances and non-recourse debt, was as follows (in millions):

                                               June 30,      December 31,
                                                 1999            1998
                                               --------      ------------
Private Placement Bonds                         $ 10.1          $  9.5
Marketable Bonds                                    .4             1.1
Commercial Mortgage Loans                          4.5             8.7
Residential and Other Mortgage Loans               6.1             6.1
Investment Real Estate/1/                         13.2             8.3
Foreclosed Real Estate                            12.7            30.5
Other                                                -              .4
                                                ------          ------
     Total                                      $ 47.0          $ 64.6
                                                ======          ======

/1/The amounts shown represent real estate acquired as an investment which the Company has determined to be Problem Investments.

The amortized cost of Problem Investments in the preceding table reflects reductions for write-offs and allowances taken by the Company. The cumulative amounts of such write-offs and allowances on problem invested assets of the Insurers in the Condensed Consolidated Balance Sheets were as follows (in millions):

                                                 June 30,     December 31,
                                                   1999           1998
                                                 --------     ------------
Private Placement Bonds                            $10.4          $9.0
Marketable Bonds                                       -           2.0
Commercial Mortgage Loans                            3.9           7.6
Residential and Other Mortgage Loans                 1.1           1.1
Foreclosed Real Estate                              15.2          21.3
Other                                                  -           4.4

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

The Company also monitors its portfolios in an attempt to identify loans which are not currently classified as Problem Investments, but where the Company has knowledge which causes it to have serious doubts as to the ability of borrowers to comply with the present loan repayment terms. These loans (Potential Problem Investments) are subject to increased scrutiny and review by the Company. The amounts of private placements, marketable bonds, and mortgage loan Potential Problem Investments were $41.0 million, $11.5 million and $.1 million, respectively, at June 30, 1999.

KNOWN TRENDS AND UNCERTAINTIES WHICH MAY AFFECT FUTURE REPORTED RESULTS

Competition.

ReliaStar competes with all financial service companies in the United States. Many of these companies are much larger and have more resources than ReliaStar. The products sold by ReliaStar are similar to those sold by its competitors. ReliaStar must compete to attract and retain customers and distributors. Innovative products, strong support for its distributors and excellent customer service are required to successfully compete in these markets. Aggressive price competition in insurance premiums or other product fees and commissions could adversely affect ReliaStar's earnings and ability to retain distributors.

Financial Markets Conditions.

The product sold by ReliaStar provide value to its customers, in part, through crediting equity gains and losses and fixed interest income. Changes in the strengths of these markets affect ReliaStar's sales of certain products. For instance, ReliaStar has experienced a decline in the new sales of fixed income products in the recent low interest rate environment. ReliaStar seeks to control this risk by maintaining a mix of products designed to be attractive in alternative financial market conditions. Changes in market rates also affect the value of the fixed income assets held by ReliaStar. ReliaStar attempts to minimize the impact of interest rate changes through asset and liability management.

Claims Volatility.

Many of ReliaStar's products provide customers with benefits in the event of death or disability. It is not possible to predict with certainty when claims will occur. If ReliaStar incurs more claims than expected in any period, ReliaStar's earnings will be unfavorably affected. ReliaStar maintains reinsurance and retrocessional arrangements with many reinsurers in an attempt to minimize these fluctuations.

Claims Paying and Credit Ratings.

ReliaStar's insurance products and debt instruments are rated by a number of public rating agencies. Favorable ratings are necessary to reach certain customer product markets and also affect the Company's cost of borrowing. A reduction in one or more ratings could affect ReliaStar's sales or the cost it pays to borrow. ReliaStar monitors its businesses and financial condition in an effort to maintain the ratings required to achieve its business objectives.

Financial Services Regulation.

The United States Congress is considering legislation which would eliminate many of the restrictions on affiliations among banks, insurers and brokers. It is possible that larger, diversified financial service companies will have more resources than ReliaStar's current competitors, which may give them a competitive advantage. The impact of such legislation, if any, on the Company's financial condition and prospects cannot be predicted.

Guaranty Funds.

Through a system of state associations, the insurance industry provides protection to its customers in the event that an insurer becomes insolvent. These associations assess member insurers to provide for the cost of benefits to the customers of insolvent insurers. If the industry is affected by a substantial future insolvency the Insurers would be subjected to assessments which could be material.

Litigation.

ReliaStar frequently encounters litigation with customers as a routine part of its business. Some of these cases seek large amounts of punitive damages or damages on a class basis. Juries considering similar claims in a number of jurisdictions have awarded large punitive damage awards. While ReliaStar does not believe it will become liable for such damages, it can make no assurances that it will not be subjected to such an award.

Year 2000 Systems Modifications

The Company's business units utilize data processing systems in the administration of the insurance and financial services products which they market. Most of the Company's data processing systems have required modifications to enable them to process dates including the year 2000 and beyond.

In 1995, the Company initiated an enterprise wide program of identifying and modifying systems affected by the year 2000. The Company developed a plan whereby all systems would be identified, modified and tested for Year 2000 compliance. The Company initiated a structured review and reporting system whereby senior management is regularly advised of the status of the project. As of June 30, 1999, ReliaStar had converted, tested for Year 2000 compliance and put into production all of its core business applications.

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

The Company's business would be adversely affected if it does not meet its goals relative to Year 2000 preparedness, and the Company's plans and actions reflect the importance of this project. Although the Company has contingency plans in place, it is not reasonably possible to develop contingency plans which would comprehensively address widespread systems failures.

Impact of Accounting Pronouncements to be Adopted in the Future

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 137, an amendment of SFAS No. 133, was issued in June of 1999 and defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has not completed its analysis of the impact on future financial results of applying this pronouncement.

Subsequent Event - Acquisition

On July 22, 1999, the Company signed a definitive agreement to acquire Pilgrim Capital Corp., a Phoenix-based asset management and mutual fund company. As of June 30, 1999, Pilgrim had assets under management of $7.6 billion and annual asset sales of $1.1 billion. The acquisition will be effected through a stock-and-cash transaction valued at $258 million, which includes the Company's assumption of approximately $31 million of Pilgrim debt. The acquisition will be accounted for as a purchase.

The definitive agreement provides for Pilgrim shareholders to receive .50 shares of ReliaStar common stock plus $12.50 in cash for each Pilgrim share, subject to adjustment at the time of closing. Completion of the acquisition is expected in the fourth quarter of 1999, and is subject to normal closing conditions, including approval by Pilgrim's stockholders, fund trustees/directors and fund shareholders, and various regulatory approvals.

ReliaStar and Pilgrim will have to integrate Pilgrim's and the Company's existing mutual fund management teams, operations, distribution channels, and sales and marketing efforts. If this integration is not successful, the Company's results of operations could be adversely affected.

Certain Forward-Looking Information

All statements contained in this Form 10-Q, press releases and other public disclosures relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "expect," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the Company's ability to sell its products, the market value of the Company's investments and the lapse rate and profitability of the Company's policies; the Company's ability to achieve anticipated levels of operating efficiencies; mortality and morbidity (including the effect of the Company's reinsurance and retrocession risk management programs); changes in federal income tax laws that may affect the relative tax advantages of some of the Company's products; and regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of insurance products.

Part II. Other Information

                            RELIASTAR FINANCIAL CORP.


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Registrant's annual meeting was held on May 13, 1999.

         (b) The following matters were submitted to a vote of security holders:

             Proposal 1 - Election of Directors:

                                                                              Expiring
              Nominees                    Votes For       Votes Withheld         Term
              ---------------------      -----------      --------------       --------
              Carolyn H. Baldwin          76,926,786          620,590            2002
              Richard U. DeSchutter       76,946,542          600,834            2002
              James J. Howard             76,976,629          570,747            2002
              John H. Flittie             76,921,993          625,383            2000

             David C. Cox, Luella G. Goldberg, William A. Hodder, Randy C. James, Richard L. Knowlton, David A. Koch, James J. Renier and John G. Turner continued to serve as directors following the meeting.

             Proposal 2 - Proposal to Ratify the Appointment of Independent Public Accountants:

             Votes for:              76,968,944
             Votes against:             370,387
             Votes to abstain:          208,045

             Proposal 3 - Proposal to Approve the ReliaStar Annual Incentive Bonus Plan for Designated Executive Officers:

             Votes for:              72,273,924
             Votes against:           3,688,333
             Votes to abstain:        1,585,119

Item 5.  Other Information:

On July 9, 1999, Bob Salipante, President and Chief Operating Officer, was elected to the Board of Directors of Reliastar Financial Corp.

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits:

                (10)(a) ReliaStar Annual Incentive Bonus Plan for Designated Executive Officers effective as of January 1, 1999

                (10)(b) The ReliaStar Stock Ownership Plan for NonEmployee Directors (as amend and restated effective May 13,
                         1999)

                (10)(c) ReliaStar Deferred Compensation Plan for NonEmployee Directors (as amended and restated effective May 13,
                         1999)

                (11)     Statement re Computation of Per Share Earnings

                (27)     Financial Data Schedule

        (b) Reports on Form 8-K:

                None for the period of this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Dated       August 12, 1999
                                        --------------------------
                                        RELIASTAR FINANCIAL CORP.








                                              /s/ James R. Miller
                                        -------------------------------
                                        by James R. Miller
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer