Form 10-Q
period 1999-09-30
RELIASTAR FINANCIAL CORP
filed 1999-11-15
CIK 841528

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________________ to _________________.

Commission File Number  1-10640

                           RELIASTAR FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           41-1620373
------------------------------------                      ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or Identification No.)                        organization)


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


         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of common stock outstanding as of October 29, 1999 was 88,750,866.

Part I-Financial Information
Item 1. Financial Statements

                            RELIASTAR FINANCIAL CORP.
                      Condensed Consolidated Balance Sheets
                                  (in millions)
                                   (unaudited)


                                                                   September 30, 1999         December 31, 1998
                                                                   ------------------         -----------------
ASSETS
Fixed Maturity Securities                                                $   11,150.7              $   11,625.1
Equity Securities                                                                59.1                      60.3
Mortgage Loans on Real Estate                                                 2,261.3                   2,154.8
Real Estate and Leases                                                           20.8                      53.3
Policy Loans                                                                    736.8                     702.3
Other Invested Assets                                                           120.0                     144.6
Short-Term Investments                                                          137.1                     168.7
                                                                         ------------              ------------
     Total Investments                                                       14,485.8                  14,909.1
Cash                                                                             22.7                      21.5
Accounts and Notes Receivable                                                   469.6                     287.7
Reinsurance Receivable                                                          542.1                     417.7
Deferred Policy Acquisition Costs                                             1,391.3                   1,214.9
Present Value of Future Profits                                                 431.0                     422.5
Property and Equipment, Net                                                     116.8                     117.3
Accrued Investment Income                                                       197.3                     196.0
Other Assets                                                                    450.8                     399.8
Participation Fund Account Assets                                               310.3                     311.6
Assets Held in Separate Accounts                                              5,023.4                   4,310.6
                                                                         ------------              ------------
       TOTAL ASSETS                                                      $   23,441.1              $   22,608.7
                                                                         ============              ============

LIABILITIES
Future Policy and Contract Benefits                                      $   13,588.6              $   13,519.8
Pending Policy Claims                                                           563.1                     433.5
Other Policyholder Funds                                                        362.3                     304.6
Notes and Mortgages Payable                                                     665.6                     509.4
Income Taxes                                                                     71.8                     199.0
Other Liabilities                                                               801.2                     663.2
Participation Fund Account Liabilities                                          310.3                     311.6
Liabilities Related to Separate Accounts                                      5,017.9                   4,305.1
                                                                         ------------              ------------
       TOTAL LIABILITIES                                                     21,380.8                  20,246.2
                                                                         ------------              ------------

Company-Obligated Mandatorily Redeemable Preferred
   Securities Issued by Consolidated Subsidiaries                               242.6                     242.3
                                                                         ------------              ------------

SHAREHOLDERS' EQUITY
Common Stock (Shares Issued: 1999 and 1998, 98.1)                                  .9                        .9
Additional Paid-in Capital                                                      991.4                   1,003.0
Retained Earnings                                                             1,267.6                   1,137.6
Accumulated Other Comprehensive Income                                          (50.0)                    257.2
Note Receivable from ESOP                                                       (17.5)                    (19.8)
Unamortized Restricted Stock Awards                                               (.8)                      (.7)
Treasury Common Stock, at Cost (Shares Held: 1999, 11.9; 1998, 9.2)            (373.9)                   (258.0)
                                                                         ------------              ------------
       TOTAL SHAREHOLDERS' EQUITY                                             1,817.7                   2,120.2
                                                                         ------------              ------------

       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                              $   23,441.1              $   22,608.7
                                                                         ============              ============

See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                   Condensed Consolidated Statements of Income
                      (in millions, except per share data)
                                   (unaudited)


                                                               Three Months Ended September 30        Nine Months Ended September 30
                                                               -------------------------------        ------------------------------
                                                                   1999             1998                 1999              1998
                                                               ------------      -------------        -----------     --------------
REVENUES
Premiums                                                          $   283.4      $  248.5              $   842.8     $     740.8
Net Investment Income                                                 273.6         277.3                  833.2           826.0
Realized Investment Gains (Losses), Net                                (1.4)          1.0                    0.2            18.5
Policy and Contract Charges                                           116.5          95.7                  338.3           298.4
Other Income                                                           71.7          86.4                  198.3           236.6
                                                                  ---------      --------              ---------     -----------
     Total                                                            743.8         708.9                2,212.8         2,120.3
                                                                  ---------      --------              ---------     -----------

BENEFITS AND EXPENSES
Benefits to Policyholders                                             438.6         373.0                1,247.2         1,138.3
Sales and Operating Expenses                                          159.7         162.1                  475.9           465.2
Amortization of Deferred Policy Acquisition Costs
     and Present Value of Future Profits                               49.8          47.1                  137.3           137.2
Interest Expense                                                       11.6           6.8                   31.2            19.7
Dividends and Experience Refunds to Policyholders                       8.8           8.0                   23.1            24.5
                                                                  ---------      --------              ---------     -----------
     Total                                                            668.5         597.0                1,914.7         1,784.9
                                                                  ---------      --------              ---------     -----------

Income from Continuing Operations Before Income Taxes
      and Dividends on Preferred Securities of Subsidiaries            75.3         111.9                  298.1           335.4
Income Tax Expense                                                     25.9          40.0                  106.0           119.5
Dividends on Preferred Securities of Subsidiaries,
      Net of Tax                                                        3.3           3.3                    9.9             9.9
                                                                  ---------      --------              ---------     -----------
Income from Continuing Operations                                      46.1          68.6                  182.2           206.0

Loss from Discontinued Operations, Net of Tax                            -              -                      -            (3.4)
                                                                  --------       --------              ---------     -----------

Net Income                                                        $    46.1      $   68.6              $   182.2     $     202.6
                                                                  =========      ========              =========     ===========

PER COMMON SHARE
Basic
Income from Continuing Operations                                 $     .54      $    .75              $    2.08     $      2.26
Loss from Discontinued Operations                                        -              -                      -            (.04)
                                                                  --------       --------              ---------     -----------
Net Income                                                        $     .54      $    .75              $    2.08     $      2.22
                                                                  =========      ========              =========     ===========

Diluted
Income from Continuing Operations                                 $     .53      $    .74              $    2.05     $      2.22
Loss from Discontinued Operations                                        -              -                      -            (.04)
                                                                   -------       --------              ---------     -----------
Net Income                                                        $     .53      $    .74              $    2.05     $      2.18
                                                                  =========      ========              =========     ===========

Weighted Average Common Shares
     Basic                                                             86.1          91.5                   87.6            91.2
     Diluted                                                           87.3          93.1                   88.8            92.9

See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
            Condensed Consolidated Statements of Shareholders' Equity
                      (in millions, except per share data)
                                   (unaudited)

                                                                        Nine Months Ended September 30
                                                               ----------------------------------------------------
                                                               Shareholders' Equity         Comprehensive Income
                                                               ---------------------    ---------------------------
                                                                 1999          1998        1999             1998
                                                               ---------    --------    ---------       -----------
Common Stock
   Beginning and End of Period                                 $      .9    $      .9
                                                               ---------    ---------

Additional Paid-in Capital
   Beginning of Year                                             1,003.0      1,019.8
   Loss on Treasury Shares Reissued for Benefit Plans              (18.2)       (22.5)
   Loss on Treasury Shares Reissued for Acquisitions                   -          (.9)
   Tax Benefit on Stock Options Exercised                            6.6         10.5
                                                               ---------    ---------
      End of Period                                                991.4      1,006.9
                                                               ---------      -------

Retained Earnings
   Beginning  of Year                                            1,137.6        964.8
   Net Income                                                      182.2        202.6    $   182.2         $ 202.6
   Common Dividends to Shareholders: (Per Share: 1999,
       $.595; 1998, $.525)                                         (52.4)       (47.9)
   Other, Net                                                         .2           .1
                                                               ---------    ---------
      End of Period                                              1,267.6      1,119.6
                                                               ---------    ---------

Accumulated Other Comprehensive Income
   Beginning of Year                                               257.2        226.2
   Change for the Period                                          (307.2)       110.8       (307.2)          110.8
                                                               ---------    ---------       ------         -------
      End of Period                                                (50.0)       337.0
                                                               ---------    ---------

Note Receivable from ESOP
   Beginning of Year                                               (19.8)       (20.8)
   Repayments, Accrued or Paid                                       2.3           .9
                                                               ---------    ---------
      End of Period                                                (17.5)       (19.9)
                                                               ---------    ---------

Unamortized Restricted Stock Awards
   Beginning of Year                                                 (.7)        (1.0)
   Awards, Net                                                       (.4)          -
   Amortization of Restricted Stock Awards                            .3           .1
                                                               ---------    ---------
      End of Period                                                  (.8)         (.9)
                                                               ---------    ---------

Treasury Common Stock
   Beginning of Year                                              (258.0)      (178.9)
   Acquired                                                       (153.5)       (36.0)
   Reissued for Acquisitions                                           -         21.2
   Reissued, Other                                                  37.6         52.0
                                                               ---------   ----------
      End of Period                                               (373.9)      (141.7)
                                                               ---------   ----------

Comprehensive Income (Loss)                                                                $(125.0)        $ 313.4
                                                                                           =======         =======

Total Shareholders' Equity                                      $1,817.7     $2,301.9
                                                                ========     ========

See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                 Condensed Consolidated Statements of Cash Flows
                                  (in millions)
                                   (unaudited)

                                                                               Nine Months Ended September 30
                                                                              -----------------------------------
                                                                                   1999                  1998
                                                                              -------------         -------------
OPERATING ACTIVITIES
Net Income                                                                    $      182.2          $      202.6
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities
     Interest Credited to Insurance Contracts                                        418.3                 436.7
     Future Policy Benefits                                                         (554.3)               (515.1)
     Capitalization of Policy Acquisition Costs                                     (210.2)               (174.7)
     Amortization of Deferred Policy Acquisition Costs and Present
        Value of Future Profits                                                      137.3                 137.2
     Deferred Income Taxes                                                            45.0                  10.5
     Net Change in Receivables and Payables                                           25.1                 (22.0)
     Other Assets                                                                    (36.8)                304.7
     Realized Investment Gains, Net                                                    (.2)                (18.5)
     Other, net                                                                       (7.7)                (18.4)
                                                                             -------------        --------------
          Net Cash Provided (Used) by Operating Activities                            (1.3)                343.0
                                                                             -------------        --------------

INVESTING ACTIVITIES
Proceeds from Sales of Fixed Maturity Securities                                     622.7                 308.3
Proceeds from Maturities or Repayment of Fixed Maturity Securities                 1,025.1                 803.3
Cost of Fixed Maturity Securities Acquired                                        (1,739.4)             (1,458.6)
Sales (Purchases) of Equity Securities, Net                                            1.7                 (39.1)
Proceeds of Mortgage Loans Sold, Matured or Repaid                                   273.3                 497.2
Cost of Mortgage Loans Acquired                                                     (378.9)               (334.9)
Sales of Real Estate and Leases, Net                                                  39.7                  25.1
Policy Loans Issued, Net                                                             (34.5)                (25.8)
Sales (Purchases) of Other Invested Assets, Net                                         .5                 (12.3)
Sales of Short-Term Investments, Net                                                  31.6                   2.1
Cash (Paid for) from Acquisitions, Net                                               (14.8)                  1.3
                                                                             -------------        --------------
          Net Cash Used by Investing Activities                                     (173.0)               (233.4)
                                                                             --------------       --------------

FINANCING ACTIVITIES
Deposits to Insurance Contracts                                                    1,260.2               1,242.1
Maturities and Withdrawals from Insurance Contracts                               (1,054.4)             (1,080.3)
Increase in Notes and Mortgages Payable                                              156.3                  64.0
Repayment of Notes and Mortgages Payable                                               (.1)               (290.9)
Issuance of Common Stock Under Stock Option and Other Plans                           19.4                  29.5
Dividends on Common Stock                                                            (52.4)                (47.9)
Acquisition of Treasury Common Stock                                                (153.5)                (36.0)
                                                                             -------------        ---------------
          Net Cash Provided (Used) by Financing Activities                           175.5                (119.5)
                                                                             -------------        ---------------
Increase (Decrease) in Cash                                                            1.2                  (9.9)
Cash at Beginning of Period                                                           21.5                  46.4
                                                                             -------------        --------------
Cash at End of Period                                                        $        22.7        $         36.5
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

Selected segment data follows (in millions):

                                                         Three Months Ended September 30        Nine Months Ended September 30
                                                         -------------------------------        ------------------------------
OPERATING INCOME/1/                                         1999                1998                 1999               1998
-------------------                                      ---------           ---------           ----------        -----------
Personal Financial Services                               $   27.6           $   23.4            $     80.6        $     69.4
Worksite Financial Services                                   16.6               15.4                  46.5              43.2
Tax-Sheltered and Fixed Annuities                             18.5               19.8                  60.3              56.3
Reinsurance                                                  (13.9)              10.4                   5.6              31.4
                                                          ---------          --------            ----------        ----------
     Total Reportable Segments                                48.8               69.0                 193.0             200.3
Other Business Units                                           2.7                3.4                   7.3               9.3
Corporate                                                     (4.4)              (4.8)                (18.6)            (13.4)
                                                          ---------          --------            ----------        ----------
Operating Income                                              47.1               67.6                 181.7             196.2
Net Realized Investment Gains (Losses)                        (1.0)               1.0                    .5               9.8
                                                          ---------          --------            ----------        ----------
Consolidated Income from Continuing Operations            $   46.1           $   68.6            $    182.2        $    206.0
                                                          ========           ========            ==========        ==========

/1/ Operating income is after-tax and excludes realized investment gains and losses and their impact on the amortization of deferred policy acquisition costs (DAC) and present value of future profits (PVFP).

                                                         Three Months Ended September 30         Nine Months Ended September 30
                                                         -------------------------------         ------------------------------
OPERATING REVENUES                                          1999               1998                  1999             1998
------------------                                        --------           -------             ----------        -----------
Personal Financial Services                               $  220.9           $  211.0            $    662.3        $    661.4
Worksite Financial Services                                  194.2              204.5                 583.8             592.1
Tax-Sheltered and Fixed Annuities                            147.0              148.1                 447.6             442.4
Reinsurance                                                  120.2               91.8                 340.5             248.6
                                                          --------           --------            ----------        ----------
     Total Reportable Segments                               682.3              655.4               2,034.2           1,944.5
Other Business Units                                          55.2               48.6                 160.4             145.6
Corporate                                                      7.7                3.9                  18.0              11.7
                                                          --------           --------            ----------        ----------
     Operating Revenues                                      745.2              707.9               2,212.6           2,101.8
Realized Investment Gains (Losses), Net                       (1.4)               1.0                    .2              18.5
                                                          --------           --------            ----------        ----------
Consolidated Revenues                                     $  743.8           $  708.9            $  2,212.8        $  2,120.3
                                                          ========           ========            ==========        ==========

                                                                                        September 30      December 31
ASSETS UNDER MANAGEMENT                                                                     1999              1998
-----------------------                                                                 ------------      -----------
Personal Financial Services                                                              $  7,055.9        $  6,887.0
Worksite Financial Services                                                                 3,792.4           3,512.1
Tax-Sheltered and Fixed Annuities                                                           7,921.8           7,594.7
Reinsurance                                                                                   368.4             309.9
                                                                                         ----------        ----------
     Total Reportable Segments                                                             19,138.5          18,303.7
Other Business Units                                                                        4,503.8           4,018.4
Corporate                                                                                     435.4             389.8
                                                                                         ----------        ----------
     Assets Under Management                                                               24,077.7          22,711.9
Net Unrealized Investment Gains (Losses)                                                      (64.7)            526.2
Other Balance Sheet Assets                                                                  3,931.9           3,389.0
Off-Balance Sheet Mutual Fund Client Assets                                                (4,503.8)         (4,018.4)
                                                                                         ----------        ----------
Consolidated Assets                                                                      $ 23,441.1        $ 22,608.7
                                                                                         ==========        ==========

Note 3. Acquisitions

During July 1999, the Company completed the acquisition of the Financial Northeastern Companies (FNC) located in Fairfield, New Jersey. FNC is engaged in securities and certificates of deposit brokerage and insurance marketing. The acquisition was accounted for using the purchase method of accounting. The cash purchase price was approximately $15 million, and goodwill of approximately $13 million was recorded.

Subsequent to the balance sheet date, on October 29, 1999, the Company completed the acquisition of Pilgrim Capital Corporation (Pilgrim), a Phoenix-based asset management and mutual fund company. As of September 30, 1999, Pilgrim had assets under management of $7.7 billion and sales of $610 million for the nine months ended September 30, 1999. The acquisition was effected through a stock-and-cash transaction and includes the Company's assumption of approximately $28 million of Pilgrim debt. The acquisition was accounted for using the purchase method of accounting. Pilgrim shareholders received approximately 2.6 million shares of ReliaStar common stock plus approximately $63.9 million in cash.

Items 2 and 3.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations And Quantitative and Qualitative Disclosures About Market Risk

                            RELIASTAR FINANCIAL CORP.

RESULTS OF OPERATIONS

Results of operations by operating segment are summarized below (in millions):

                                                                       Three Months             Nine Months
                                                                    Ended September 30        Ended September 30
                                                                    ------------------        ------------------
                                                                     1999        1998          1999        1998
                                                                    ------      ------        ------      ------
Operating Income (Loss) /1/
   Personal Financial Services Segment                              $27.6        $23.4    $   80.6      $  69.4
   Worksite Financial Services Segment                               16.6         15.4        46.5         43.2
   Tax-Sheltered and Fixed Annuities Segment                         18.5         19.8        60.3         56.3
   Reinsurance Segment                                              (13.9)        10.4         5.6         31.4
   Other Business Units                                               2.7          3.4         7.3          9.3
   Corporate                                                         (4.4)        (4.8)      (18.6)       (13.4)
                                                                   ------        -----    --------      -------
Operating Income                                                     47.1         67.6       181.7        196.2
Net Realized Investment Gains (Losses), Net of Tax                   (1.0)         1.0          .5          9.8
                                                                   ------        -----    --------      -------
Income From Continuing Operations                                    46.1         68.6       182.2        206.0
Loss From Discontinued Operations, Net of Tax                           -            -           -         (3.4)
                                                                   ------        -----    --------      -------
   Net Income                                                       $46.1        $68.6    $  182.2      $ 202.6
                                                                   ======        =====    ========      =======

/1/ Operating income is after-tax and excludes realized investment gains and losses and their impact on the amortization of deferred policy acquisition costs (DAC) and present value of future profits (PVFP).

ReliaStar Financial Corp. (the Company or ReliaStar) has four reportable operating segments: Personal Financial Services (PFS), Worksite Financial Services (WFS), Tax-Sheltered and Fixed Annuities (TSA/FA), and Reinsurance; and conducts its operations primarily through its life insurance subsidiaries:
ReliaStar Life Insurance Company (ReliaStar Life), Northern Life Insurance Company (Northern), Security-Connecticut Life Insurance Company (Security-Connecticut), and ReliaStar Life Insurance Company of New York (RLNY). These subsidiaries are sometimes collectively referred to as the Insurers.

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

Personal Financial Services
---------------------------

The PFS segment sells life insurance and annuity products to individuals. Operating income of the PFS segment for the third quarter of 1999 increased $4.2 million, or 18%, compared with the same period in 1998. The increase in operating income was primarily due to improved mortality, higher sales and growth in assets under management, offset in part by slightly higher expense levels, primarily associated with the transition to the new consolidated service center in Minot, ND. Year-to-date operating income increased 16% over the comparable period in 1998 primarily due to favorable mortality experience, growth in assets under management and higher sales.

The interest spread on interest-sensitive products of 232 basis points in the third quarter of 1999 compares to 236 basis points in the third quarter of 1998. The decrease in interest spread reflects a 20 basis point decrease in the portfolio yield and a 16 basis point reduction in the average crediting rate. It should be noted that the interest spread calculation is an annualized measure and can be overly influenced in a particular period by the level of prepayments, recoveries on problem investments and other variances in the level of net investment income. For approximately one-half of the business included in the PFS segment, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. The balance of the business has crediting rates that can be changed on the policy anniversary or some other date. Initial crediting rates offered on new business can be changed at any time in response to competition and market interest rates and are guaranteed to the end of the calendar year on most new premiums received.

Total assets under management increased to $7.1 billion as of September 30, 1999, from $6.5 billion as of September 30, 1998. Separate account assets under management increased to $2.4 billion as of September 30, 1999, from $1.8 billion as of September 30, 1998.

Total sales (annualized new premiums and deposits) increased 10% for the third quarter of 1999 and were $90.3 million compared with $82.4 million in the same period of 1998. The increase in sales is due to an 11% increase in both individual life and variable annuity sales, partially offset by a decline in fixed annuity sales, compared to the third quarter of last year. Total sales for the first nine months of 1999 were $261.3 million compared to $266.6 million in the same period of 1998. The decrease in sales reflects an 8% decrease in annuity sales which was partially offset by a 12% increase in individual life sales.

Worksite Financial Services
---------------------------

The WFS segment sells group and individual life insurance products, retirement plans and financial services to employers and their employees at the worksite. Operating income of the WFS segment for the third quarter of 1999 increased $1.2 million, or 8%, compared with the same period in 1998. The increase in operating income was primarily due to improved mortality experience in the employee benefits unit and growth in assets under management in the retirement plans unit, partially offset by reduced earnings from the closed block of pension business. Year-to-date operating income increased 8% compared with the same period in 1998. The increase in year-to-date operating income was primarily due to higher investment income and higher sales in the voluntary payroll deduction unit and growth in assets under management in the retirement plans unit, partially offset by reduced earnings from the closed block of pension business.

Total sales for the third quarter of 1999 were $141.8 million compared with $117.3 million in the same period of 1998. Sales for the third quarter of 1999 increased 21% compared with the same period in 1998, reflecting a 17% increase in retirement plan sales, a 147% increase in group health sales and a 43% increase in group life sales. Total sales for the first nine months of 1999 were $492.2 million compared to $375.0 million for the same period of 1998. The increase in sales reflects a 33% increase in retirement plan sales, a 19% increase in group life sales, a 47% increase in group health sales and a 10% increase in individual life sales.

Tax-Sheltered and Fixed Annuities
---------------------------------

The TSA/FA segment sells 403(b) annuities and other retirement products, primarily to the K-12 schoolteacher market. Operating income of the TSA/FA segment for the third quarter of 1999 decreased $1.3 million, or 7%, compared with the same period in 1998. The decrease in operating income was primarily due to higher expense levels, including those associated with the transition to the new consolidated service center, partially offset by improved interest spreads and growth in assets under management. Year-to-date operating income increased 7% over the same period in 1998. The increase in year-to-date operating income was primarily due to improved interest spreads and growth in assets under management, partially offset by higher expense levels.

The interest spread on interest-sensitive products of 276 basis points in the third quarter of 1999 compares to 247 basis points in the third quarter of 1998. This increase in interest spread reflects a 41 basis point reduction in the average crediting rate and a 12 basis point decrease in the portfolio yield. It should be noted that the interest spread calculation is an annualized measure and can be overly influenced in a particular period by the level of prepayments, recoveries on problem investments and other variances in the level of net investment income. For most of the business included in the TSA/FA segment, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. The balance of the business has crediting rates that can be changed on the policy anniversary or some other date. Initial crediting rates offered on new business can be changed at any time in response to competition and market interest rates and are guaranteed to the end of the calendar year on most new deposits received.

Total assets under management increased to $7.9 billion as of September 30, 1999, from $7.4 billion as of September 30, 1998. Separate account assets under management increased to $579 million as of September 30, 1999, from $263 million as of September 30, 1998.

Total sales for the third quarter of 1999 were $175.2 million compared with $174.2 million in the same period of 1998. The increase in sales reflects a 15% increase in sales of variable annuities, while sales of fixed annuities decreased 6%. Total sales for the first nine months of 1999 were $497.4 million compared with $460.1 million for the same period of 1998. The increase in sales reflects a 36% increase in variable annuity sales and a 5% decrease in fixed annuity sales.

Reinsurance
-----------

The Reinsurance segment sells group life, health, and specialty reinsurance products in the United States and internationally. The Reinsurance segment recorded an operating loss of $13.9 million in the third quarter of 1999, compared with operating income of $10.4 million in the third quarter of 1998. The loss in the quarter was primarily due to losses from medical reinsurance business written by two independent managing underwriters with whom the Company has terminated its relationships. Because of increased claims in the third quarter we conducted an extensive review of our medical business and determined that claims experience for certain business written by two managing underwriters was developing much worse than was assumed for pricing and reported in previous quarters. Our review concluded that the business was not profitable, and as a result, a pretax accrual of $25 million ($16.2 million, after-tax) was recorded for all incurred and prospective losses on all premiums written by these two managing underwriters. The third quarter 1999 operating loss generated by all reinsurance business written by these two managing underwriters was $18.0 million, including the $16.2 million charge. Concurrent with the review of the medical reinsurance business, we undertook a broader review of the Company's reinsurance businesses. As a result, we discovered that there were deficiencies in the Company's claims reporting processes in the international reinsurance line. This required reserves to be strengthened by $8 million, pretax ($5.1 million, after-tax). Claims experience and overall profitability of workers compensation carve-out reinsurance in the third quarter of 1999 were consistent with those of the same period in 1998 and in line with the Company's expectations. Year-to-date operating income decreased 82% compared with the same period in 1998. Earnings in the reinsurance business can fluctuate based upon a number of factors, including pricing, market capacity, the availability and pricing of retrocessional programs, loss experience and the risk profile of the book of business included in this segment.

Total sales for the third quarter of 1999 were $46.0 million compared with $48.6 million in the same period of 1998, a decrease of 5%. The decrease in sales was primarily due to decreased sales in the life and medical lines of business. Total sales for the first nine months of 1999 were $204.8 million compared to $149.3 million in the same period of 1998.

Other Business Units
--------------------

Other Business Units include the Company's mutual fund operation, broker/dealer operations, banking operation and personal finance education company. These business units are not large enough to be classified as reportable segments. Operating income of the Other Business Units for the third quarter of 1999 decreased $.7 million, or 21%, compared with the same period in 1998. Year-to-date operating income decreased $2.0 million compared with the same period in 1998. The decrease in year-to-date operating income was primarily due to lower earnings in the mutual fund operation as a result of a gain recorded in the first quarter of 1998 on the sale of 12b-1 fees attributable to a portion of the mutual fund operation's Class B shares, partially offset by growth in mutual fund assets under management.


Corporate
---------

Corporate includes financing costs, goodwill amortization and other unallocated costs. Operating losses of Corporate for the third quarter of 1999 decreased $.4 million compared with the same period in 1998. The operating losses of Corporate for the first nine months increased $5.2 million compared with the same period in 1998. The increase in year-to-date operating losses was primarily due to financing costs related to common stock buyback programs completed during 1998 and 1999.

Realized Investment Gains and Losses

The sources of net realized investment gains (losses) were as follows (in millions):

                                                                      Three Months              Nine Months
                                                                   Ended September 30         Ended September 30
                                                                   ------------------         ------------------
                                                                    1999        1998           1999       1998
                                                                   ------      ------         ------     ------
Net Gains (Losses) on Sales of Investments
    Fixed Maturity Securities
     Gross Gains                                                   $2.3         $5.7         $13.8      $14.9
     Gross Losses                                                  (5.7)        (1.5)        (13.7)      (3.2)
    Equity Securities                                               (.2)          .1           1.0        1.0
    Mortgage Loans                                                    -           .2            .5        (.1)
    Foreclosed Real Estate                                          5.2         (1.2)          6.9        1.8
    Real Estate                                                      .3           .4           1.2         .7
    Other                                                           1.3           .7           7.4       14.6
Provision for Losses on Investments
   Fixed Maturity Securities                                          -         (1.2)         (3.5)      (7.5)
   Foreclosed Real Estate                                           (.5)         2.3           (.9)        .8
   Real Estate                                                        -          (.2)            -        (.2)
   Other                                                           (4.1)        (4.3)        (12.5)      (4.3)
                                                                  -----         ----         -----       ----
Pretax Realized Investment Gains (Losses)                          (1.4)         1.0            .2       18.5
DAC/PVFP Amortization /1/                                           (.2)          .6            .6       (3.2)
Income Taxes                                                         .6          (.6)          (.3)      (5.5)
                                                                  -----         ----         -----       ----
       Net Realized Investment Gains (Losses), Net of Tax         ($1.0)        $1.0         $  .5       $9.8
                                                                  =====         ====         =====       ====

/1/ Due to pretax realized investment gains and losses.

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


During the second quarter of 1999, the Company terminated a systematic program it had started in the first quarter of 1999 to repurchase shares of its common stock in open market transactions. The Company repurchased 1,095,000 shares under this program for $47.5 million. The shares were repurchased for the Company's stock option plans, stock compensation programs and dividend reinvestment program. In addition, on July 16, 1999, the Company completed a $100 million general common share repurchase program that was announced on May 13, 1999, whereby 2,354,500 shares of common stock were repurchased.


On October 29, 1999, the Company completed the acquisition of Pilgrim Capital Corporation (see "Known Trends and Uncertainties Which May Affect Future Reported Results- Subsequent Event- Acquisition"). ReliaStar reissued approximately 2.6 million shares of common stock from treasury, and approximately $63.9 million in cash. The Company also assumed approximately $28 million of Pilgrim debt.

As of September 30, 1999, the Company had an unsecured revolving credit facility with a group of banks totaling $250.0 million for general corporate purposes and $94.0 million remained available for borrowing under this facility.

On March 3, 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) for the issuance of up to $500 million of debt and equity securities. The registration statement was declared effective on April 30, 1999 by the SEC. During October 1999, the Company completed the issuance of $200 million of 8% notes payable due October 30, 2006. The proceeds from this offering will be used to reduce outstanding short-term borrowings and finance the acquisition of Pilgrim Capital Corporation. Subsequent to the $200 million issuance, $300 million of debt and equity securities were available for issuance under this shelf registration.

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


The Insurers' investment portfolios represent a significant source of liquid assets. As of September 30, 1999, the Insurers' investment portfolios included $7.7 billion (33% of consolidated assets) of short-term investments and investment grade marketable bonds. The

September 30, 1999 investment portfolio also included $2.7 billion of investment grade privately placed bonds which, while not publicly traded, are a source of liquidity.

Some of the policies and annuities issued by the Insurers contain provisions which allow contractholders to withdraw or surrender their contracts under defined circumstances. These policies and annuities generally contain provisions which apply penalties or otherwise restrict the ability of contractholders to make such withdrawals or surrenders. The Insurers monitor the surrender and policy loan activity of their insurance products and manage the composition of their investment portfolios, including liquidity, in light of such activity. The current level of withdrawal and surrender activity is well below a level which would have a material effect on liquidity.

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

Consolidated Cash Flows

The Company's cash balance at September 30, 1999 was $22.7 million. During the first nine months of 1999, net cash provided by financing activities was $175.5 million, which was offset by net cash used by operating and investing activities of $1.3 million and $173.0 million, respectively.

The $175.5 million of net cash provided by financing activities was primarily the result of proceeds from net deposits to insurance contracts and short-term borrowings, partially offset by the acquisition of ReliaStar common stock. Cash outflows for insurance benefits and sales and operating expenses essentially offset positive cash flow from premiums and investment income, resulting in net cash used by operating activities of $1.3 million.


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

The following table provides information regarding the composition of the Company's invested assets (in millions):

                                                       September 30, 1999          December 31, 1998
                                                      ---------------------      ---------------------
                                                       Amount       Percent        Amount      Percent
                                                      -------      --------      ---------     -------
Investment Grade Bonds:
    Marketables                                       $ 7,531.9       52.0%      $ 7,823.4       52.5%
    Private Placements                                  2,669.5       18.4         2,881.6       19.3
                                                      ---------      -----       ---------       ----
        Subtotal                                       10,201.4       70.4        10,705.0       71.8

Below Investment Grade Bonds:
    Marketables                                           463.3        3.2           391.3        2.6
    Private Placements                                    457.8        3.2           510.4        3.4
                                                      ---------      -----       ---------       ----
           Subtotal                                       921.1        6.4           901.7        6.0

Equity Securities                                          59.1         .4            60.3         .4
Commercial Mortgages                                    1,830.4       12.6         1,726.8       11.6
Mortgages, Residential and Other                          430.9        3.0           428.0        2.9
Real Estate                                                20.8         .1            53.3         .3
Short-Term Investments                                    137.1        1.0           168.7        1.2
Policy Loans                                              736.8        5.1           702.3        4.7
Other                                                     148.2        1.0           163.0        1.1
                                                      ---------      -----       ---------       ----
    Total Invested Assets                             $14,485.8      100.0%      $14,909.1        100%
                                                      =========      =====       =========       ====

Fixed Maturity Securities

The amounts invested in fixed maturity securities as of September 30, 1999 and December 31, 1998 were $11.2 billion and $11.6 billion, respectively. The average marketable and private placement bond investments in a single corporate issuer (excluding structured finance securities such as CMOs, mortgage-backed pass throughs and asset-backed securities) as of September 30, 1999 were $9.1 million and $7.7 million, respectively.

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

As of September 30, 1999, the weighted average book yields of the Company's investment grade portfolio and below investment grade portfolio were 7.4% and 8.1%, respectively. The weighted average book yield is not necessarily reflective of the net investment income ultimately realized by the Company. Investments with greater credit risk have a greater risk of default than investment grade securities, and accordingly, some of the incremental book yield of the below investment grade portfolio may not be realized.

The following tables identify the amortized cost and the fair value of the Company's fixed maturity securities with respect to each NAIC credit rating category (in millions):

                                                    September 30, 1999
----------------------------------------------------------------------------------------------------------
                                Marketables                                Private Placements
                ------------------------------------------    -------------------------------------------
                                Gross Unrealized                             Gross Unrealized
NAIC            Amortized      ------------------   Fair      Amortized      -----------------      Fair
Rating            Cost         Gains     (Losses)   Value       Cost         Gains    (Losses)      Value
------          ---------      -----     --------   -----     ---------      -----    --------      -----
1               $5,112.6      $ 95.0    $  (78.8)   $5,128.8   $  850.4      $ 11.7    $ (14.9)   $  847.2
2                2,433.6        30.8       (61.3)    2,403.1    1,841.6        15.9      (35.2)    1,822.3
3                  398.5         3.2       (15.3)      386.4      334.7         1.1       (6.3)      329.5
4                   79.8          .8        (5.4)       75.2      106.0          .5       (3.5)      103.0
5                    9.8           -        (8.9)         .9       25.8           -       (3.4)       22.4
6                    2.2           -        (1.4)         .8        3.2           -        (.3)        2.9
Redeemable
  Preferred
  Stock             11.0          .3        (1.4)        9.9       18.3           -          -        18.3
                --------      ------    --------    --------   --------      ------    -------    --------
    Total       $8,047.5      $130.1    $ (172.5)   $8,005.1   $3,180.0      $ 29.2    $ (63.6)   $3,145.6
                ========      ======    ========    ========   ========      ======    =======    ========

                                                     December 31, 1998
---------------------------------------------------------------------------------------------------------
                                Marketables                                Private Placements
                ------------------------------------------    -------------------------------------------
                                Gross Unrealized                             Gross Unrealized
NAIC            Amortized      ------------------   Fair      Amortized      -----------------      Fair
Rating            Cost         Gains     (Losses)   Value       Cost         Gains    (Losses)      Value
------          ---------      -----     --------   -----     ---------      -----    --------      -----
1               $5,183.4      $284.8      $(17.1)   $5,451.1   $  849.4      $ 56.1     $  (.6)   $  904.9
2                2,279.0       107.9       (14.6)    2,372.3    1,884.1        93.8       (1.2)    1,976.7
3                  301.8         6.9        (5.4)      303.3      352.2         7.1       (1.5)      357.8
4                   97.5         1.1       (11.2)       87.4      113.0         1.6       (1.8)      112.8
5                     .3           -         (.1)         .2       35.3          .2       (1.6)       33.9
6                     .4           -           -          .4        6.6           -        (.7)        5.9
Redeemable
  Preferred
  Stock             16.3          .3        (5.9)       10.7        7.7           -          -         7.7
                --------      ------      ------    --------   --------      ------     ------    --------
    Total       $7,878.7      $401.0      $(54.3)   $8,225.4   $3,248.3      $158.8     $ (7.4)   $3,399.7
                ========      ======      ======    ========   ========      ======     ======    ========

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties (in millions).

                                                      September 30, 1999               December 31, 1998
                                                    ---------------------            -------------------
                                                      Amortized    Fair               Amortized    Fair
                                                        Cost       Value                Cost       Value
                                                    -----------    ------            ----------    -----
Maturing in:
   One Year or Less                                 $    476.7  $   478.9             $   459.5  $   462.9
   One to Five Years                                   3,451.9    3,474.7               3,555.5    3,710.1
   Five to Ten Years                                   2,907.5    2,865.9               3,022.9    3,191.1
   Ten Years or Later                                  1,251.1    1,225.9               1,296.1    1,375.8
Mortgage-Backed/Structured Finance                     3,140.3    3,105.3               2,793.0    2,885.2
                                                    ----------  ---------             ---------  ---------
     Total                                          $ 11,227.5  $11,150.7             $11,127.0  $11,625.1
                                                    ==========  =========             =========  =========

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

The Company's marketable and private placement bond portfolios were diversified by industry (based upon amortized cost) as set forth in the following table:

                                                     Marketables                  Private Placements
                                            ----------------------------     -----------------------------
                                            September 30,   December 31,     September 30,    December 31,
                                                1999            1998             1999             1998
                                            -------------   ------------     -------------    ------------
Basic Materials                                  6.3%            6.5%             6.2%             7.0%
Consumer Non-Cyclical                            4.9             5.8             15.5             14.6
Consumer Products/Services                       9.7             8.4             17.3             18.7
Energy                                           5.6             6.0              7.2              7.3
Financial Services                              18.6            20.2             14.8             15.8
Government                                       2.2             2.8               .1               .2
Industrial                                       4.9             5.0             11.0             11.1
Mortgage-Backed/Structured
   Finance                                      33.8            30.8             14.3             11.4
Real Estate                                      1.3             1.4              2.0              2.2
Retailing                                        1.7             1.9              4.5              4.7
Technology                                       2.0             2.0              1.9              2.1
Utilities                                        9.0             9.2              5.2              4.9
                                              ------           -----            -----           ------
    Total                                      100.0%          100.0%           100.0%           100.0%
                                               =====           =====            =====            =====

Below Investment Grade Investments

Issuers of below investment grade debt frequently have relatively high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are issuers of investment grade securities.

The largest investment in below investment grade bonds of any one borrower was approximately one-tenth of one percent of invested assets at September 30, 1999. The largest investment in below investment grade bonds of any one industry grouping was approximately 1.5% of invested assets at September 30, 1999. The portfolio of below investment grade bonds is regularly analyzed and managed in an effort to avoid concentration risks.

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

                                                                         September 30, 1999
                                                                   --------------------------------
                                                                   Amortized
                                                                      Cost               Fair Value
                                                                   ---------             ----------
Adjustable Rate Pass Through:
    Below 6%                                                         $ 7.3                  $ 7.2
    6% - 7%                                                           63.1                   62.4
    7% - 8%                                                           30.0                   30.1

Fixed Rate Pass Through:
    Below 9%                                                          62.6                   62.9
    Above 9%                                                           5.0                    5.2

Planned Amortization Class:
    Below 7%                                                         228.9                  235.6
    7% - 8%                                                          265.2                  272.3
    8% - 9%                                                           51.6                   52.9
    Above 9%                                                           1.1                    1.1

Other:
    Below 7%                                                         300.1                  298.8
    7% - 8%                                                          111.9                  115.2
    8% - 9%                                                           14.8                   15.3
    Above 9%                                                           5.4                    5.4
                                                                  --------               --------
      Total                                                       $1,147.0               $1,164.4
                                                                  ========               ========

The Company invests in public and private asset-backed securities in addition to the MBS securities described above. As of September 30, 1999, the Insurers held asset-backed securities with an amortized cost of $1,993.3 million and a fair value of $1,940.9 million. These securities are collateralized by diversified pools of manufactured housing loans, credit card receivables, automobile loans, home equity loans, commercial mortgage loans, and high yield bank loans and corporate bonds. The investment strategy has been to purchase primarily senior structures and tranches that minimize prepayment and default risk. As of September 30, 1999, approximately 98% of the Company's asset-backed securities had investment grade ratings. Approximately 34% of these securities are collateralized by manufactured housing loans, 21% by commercial mortgage loans, 18% by high yield bank loans and corporate bonds and 15% by home equity loans. None of the remaining collateral types exceed, on an individual basis, 10% of total asset-backed securities.

Mortgage Loans

The Company's commercial mortgage loans range in size from $2 million to $26 million, with the average commercial mortgage loan investment as of September 30, 1999 being approximately $3.1 million.

The commercial mortgage loan portfolio diversification by property type and geographic region of the United States was as follows:

                                                                          September 30,     December 31,
                                                                              1999              1998
                                                                          -------------     ------------
Property Type
-------------
Apartment                                                                     24.7%             24.5%
Industrial                                                                    19.3              20.6
Retail                                                                        21.5              19.6
Special Purpose                                                               21.3              19.1
Office                                                                        11.3              14.1
Hotel/Motel                                                                    1.9               2.1
                                                                             -----             -----
     Total                                                                   100.0%            100.0%
                                                                             =====             =====

                                                                          September 30,     December 31,
                                                                              1999              1998
                                                                          -------------     ------------
Geographic Region
-----------------
Midwest                                                                       36.6%             37.4%
Pacific                                                                       23.0              24.2
Southeast                                                                     15.8              14.7
Northeast                                                                     11.1              10.1
Mountain                                                                       8.7               8.3
Southwest                                                                      4.8               5.3
                                                                             -----             -----
     Total                                                                   100.0%            100.0%
                                                                             =====             =====

The weighted average yield and the weighted average maturity of the loans in the commercial mortgage loan portfolio as of September 30, 1999 were 7.8% and 8.5 years, respectively.

The Company invests in individual and pools of individual residential mortgage loans in addition to the structured finance securities backed by residential mortgages. As of September 30, 1999 and December 31, 1998, the Insurers held $430.4 million and $427.1 million, respectively, of non-securitized residential mortgage loans.


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

                                                                          September 30,     December 31,
                                                                              1999              1998
                                                                          -------------     ------------
Unrealized Investment Gains (Losses)                                         $(70.1)           $526.2
DAC/PVFP Adjustment                                                            (7.9)           (128.6)
Deferred Income Taxes                                                          28.0            (140.4)
                                                                             ------            ------

     Net Unrealized Investment Gains (Losses)                                $(50.0)           $257.2
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

The following table sets forth the asset duration, portfolio duration and target duration for the investment portfolio of each business segment (in years):

                                                                      September 30, 1999
                                                      ----------------------------------------------
                                                        Asset             Portfolio          Target
                                                      Duration            Duration          Duration
                                                      --------            --------          --------
Personal Financial Services                              4.3                4.3              3.5-5.0
Worksite Financial Services                              3.4                3.6              3.0-6.0
Tax-Sheltered and Fixed Annuities                        4.0                4.1              4.0-5.5
Reinsurance                                              4.8                4.8              3.5-8.0

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


At September 30, 1999, the Company had 57 interest rate swap contracts in effect with a notional amount of $927.5 million. At December 31, 1998, the Company had 60 interest rate swap contracts in effect with a notional amount of $897.5 million. During the first nine months of 1999, one interest rate swap contract was entered into with a notional amount of $75.0 million as of September 30, 1999, and four interest rate swap contracts matured with a total notional amount of $45.0 million. There were no terminations of interest rate swap contracts prior to maturity during the first nine months of 1999. The Company had no deferred gains or losses at September 30, 1999 related to interest rate swap contracts terminated early. The estimated fair value of the interest rate swap contracts in effect at September 30, 1999 was an unrealized gain of $5.0 million, which is reported with other invested assets in the Condensed Consolidated Balance Sheets.

Most of the interest rate swap contracts are standard contracts whereby the Company pays a floating rate of interest (generally based upon the LIBOR rate as determined from time to time) and receives a fixed rate (generally a specified contract rate). The following table details the characteristics of the Company's interest rate swap contracts at September 30, 1999 (dollars in millions).


                                 Notional             Range of Fixed
                                  Amount              Rates Received
                                 --------             --------------
Maturing in:
   One Year or Less                $370.0                  5.4 - 6.9%
   One to Three Years               347.5                  5.3 - 8.2%
   Three to Five Years              210.0                  6.0 - 7.0%
                                   ------
     Total                         $927.5
                                   ======

The Company monitors the effect of the swap position on reported income. The Company's investment portfolio includes a substantial amount of floating rate investments. Changes in market interest rates have an opposite (and approximately offsetting) effect on the reported income from the swap portfolio. Accordingly, the reported investment income (or loss) attributable to the Company's swap position will be approximately offset by the changed investment income of the Company's floating or adjustable rate investments in a changing rate environment. At September 30, 1999, the Company held $948 million of adjustable rate invested assets, short-term investments and cash.

The Company holds certain call option contracts indexed to the performance of the S&P 500 Index as part of its asset/liability management strategy for its equity-indexed annuity products. The Company held 51 call options with a notional amount of $53.5 million and an estimated fair value of $15.2 million as of September 30, 1999.

The Company also uses interest rate caps as part of its overall interest rate risk management strategy for certain annuity products primarily to hedge the risk of investment losses due to product surrenders in an increasing interest rate environment. The Company held nine interest rate caps with a notional amount of $585.0 million and a fair value of $0.1 million as of September 30, 1999.

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

The amortized cost of Problem Investments, net of related write-offs and allowances and non-recourse debt, was $39.1 million and $64.6 million, at September 30, 1999 and December 31, 1998, respectively.

The amortized cost of Problem Investments reflects reductions for write-offs and allowances taken by the Company. The cumulative amounts of such write-offs and allowances on problem invested assets of the Insurers in the Condensed Consolidated Balance Sheets were $22.4 million and $45.4 million, at September 30, 1999 and December 31, 1998, respectively.

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

The Company also monitors its portfolios in an attempt to identify loans which are not currently classified as Problem Investments, but where the Company has knowledge which causes it to have serious doubts as to the ability of borrowers to comply with the present loan repayment terms. These loans (Potential Problem Investments) are subject to increased scrutiny and review by the Company. The amounts of private placements, marketable bonds, and mortgage loan Potential Problem Investments were $36.1 million, $11.5 million and $.5 million, respectively, at September 30, 1999.

KNOWN TRENDS AND UNCERTAINTIES WHICH MAY AFFECT FUTURE REPORTED RESULTS

Competition

Aggressive competition in insurance premiums or other product fees and commissions could adversely affect ReliaStar's earnings and ability to retain distributors. ReliaStar competes with the largest financial service companies in the United States. Many of these companies are much larger and have more resources than ReliaStar. The products sold by ReliaStar are similar to those sold by its competitors. ReliaStar must compete to attract and retain customers and distributors. Innovative products, strong support for distributors, and excellent customer service are required to successfully compete in these markets.

Financial Services Regulation

The United States Congress has enacted legislation which eliminates many of the restrictions on affiliations among banks, insurers and brokers. It is possible that larger, diversified financial service companies will have more resources than ReliaStar's current competitors, which may give them a competitive advantage. The impact of this legislation, if any, on the Company's financial condition and prospects cannot be predicted.

Financial Markets Conditions

The products sold by ReliaStar provide value to its customers, in part, through crediting equity gains and losses and fixed interest income. Changes in the strengths of these markets affect ReliaStar's sales of certain products. For instance, ReliaStar has experienced a decline in the new sales of fixed income products in the recent low interest rate environment. ReliaStar seeks to control this risk by maintaining a mix of products designed to be attractive in alternative financial market conditions. Changes in market interest rates also affect the value of the fixed income assets held by ReliaStar. ReliaStar attempts to minimize the impact of interest rate changes through asset and liability management.

Claims Volatility

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

Claims Paying and Credit Ratings

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

Guaranty Funds

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

Litigation

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

In 1995, the Company initiated an enterprise wide program of identifying and modifying systems affected by the year 2000. The Company developed a plan whereby all systems would be identified, modified and tested for Year 2000 compliance. The Company initiated a structured review and reporting system whereby senior management is regularly advised of the status of the project. As of June 30, 1999, ReliaStar had converted, tested for Year 2000 compliance and put into production all of its core business applications

The Company conducts business with a multitude of business entities whose ability to comply with Year 2000 systems issues may affect the business operations of the Company. The Company has made an effort to determine whether such entities have adequate plans for Year 2000 compliance, and the Company is not aware of any instances where a key supplier or vendor will not be compliant. The Company does not have the ability to assure with any certainty the compliance capacity of third parties.

The Company's business would be adversely affected if it does not meet its goals relative to Year 2000 preparedness, and the Company's plans and actions reflect the importance of this project. Although the Company has developed contingency plans, it is not reasonably possible to develop contingency plans for all possible scenarios or which would comprehensively address widespread systems failures.

Earnings Guidance

1999: Current analyst estimates for the Company's operating earnings per share in the fourth quarter of 1999 range from $0.80 to $0.87. Manangement currently expresses comfort with estimates in the lower half of this range, excluding the impact of the Pilgrim transaction.

2000: Operating income from the Reinsurance segment in 2000 are expected to be in the range of $40 - $44 million. Current analyst estimates for the Company's operating earnings per share in 2000 range from $3.45 to $3.75. Management currently expresses comfort with estimates in the lower third of this range.

The above guidance is forward-looking information and the ability of the Company to meet the indicated earnings estimates is subject to the factors described in "Certain Forward-Looking Information" conforming with the Company's expectations.

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


Subsequent Event- Acquisition


On October 29, 1999, the Company completed the acquisition of Pilgrim Capital Corporation, a Phoenix-based asset management and mutual fund company. As of September 30, 1999, Pilgrim had assets under management of $7.7 billion and sales of $610 million for the nine months ended September 30, 1999. The acquisition was effected through a stock-and-cash transaction and includes the Company's assumption of approximately $28 million of Pilgrim debt. The acquisition was accounted for as a purchase.


ReliaStar and Pilgrim will have to integrate Pilgrim's and ReliaStar's mutual fund management teams, operations, distribution channels, and sales and marketing efforts. If the companies are not successful in this integration, then ReliaStar's anticipated benefits from this merger might not be realized.

Certain Forward-Looking Information

This report and earlier filings contain forward-looking information, including information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" which discuss earnings guidance, known trends and uncertainties, interest spreads for the remainder of 1999, reinsurance claims experience, withdrawal and surrender activity, direction of new investment cash flow, impacts of changes in interest rates on the Insurers' investment portfolio and strategies to mitigate such effects. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information is indicated by the use of such words as "anticipates," "expects," "believes," "should," "could," "intends," "estimates," and "may," or other comparable language. ReliaStar identifies the following important factors that could cause ReliaStar's actual results to differ materially from any results that might be projected by ReliaStar in forward-looking information. All of these factors are difficult to predict, and many are beyond the control of the Company. Accordingly, although ReliaStar believes that the assumptions underlying the forward-looking information are reasonable, there can be no assurances that those assumptions will approximate actual experience.

The important factors include the following:

o General economic conditions, including prevailing interest rates and the performance of the stock market which may affect the Company's ability to sell its products;
o    The market value of the Company's investments;
o The lapse rate and profitability of the insurance policies issued by ReliaStar;
o Mortality and morbidity factors in ReliaStar's insurance business (including the effect of the Company's reinsurance and retrocession risk management programs);
o Changes in federal tax laws, which could adversely affect the tax advantages of certain of the Company's products;
o Legislative or regulatory changes affecting financial institutions, including those affecting bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of insurance products;
o    Industry consolidation and competition; and
o    Retention of key employees.

You should also consider other risks and uncertainties discussed in documents filed by ReliaStar with the Securities and Exchange Commission. ReliaStar has no obligation to update forward-looking information.

Part II. Other Information


                            RELIASTAR FINANCIAL CORP.


Item 6.  Exhibits and Reports on Form 8-K:

         (a)   Exhibits:

               2 Agreement and Plan of Merger, dated as of July 22, 1999, among ReliaStar Financial Corp., NorthStar Holding, Inc., and Pilgrim Capital Corporation (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated July 22, 1999, File No. 1-10640)

               3(a) Certificate of Incorporation, as amended, of Registrant
                    (incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8, Registration No. 333-42125)

               3(b) Bylaws, as amended, of Registrant (incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-10640)

               4 Amended and Restated Rights Agreement dated as of February 11, 1999 between ReliaStar Financial Corp. and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Amendment to Registration Statement of Form 8-A/A dated February 26, 1999)

               10(a) Credit Agreement, dated as of June 30, 1999, by and between
                    ReliaStar Financial Corp, the Lenders which are signatories thereto, and U.S. Bank National Association, as Agent.

                11  Statement re Computation of Per Share Earnings

                27  Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1999:

                    Form 8-K dated as of July 22, 1999, with respect to the acquisition of Pilgrim Capital Corporation

                    Form 8-K dated as of September 22, 1999, with respect to the Registrant's on-site meeting with securities analysts.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             Dated  November 11, 1999
                                    -----------------

                                    RELIASTAR FINANCIAL CORP.








                             /s/ James R. Miller
                             --------------------------------------
                             by James R. Miller
                             Senior Vice President, Chief Financial
                             Officer and Treasurer