Form 10-K
period 1999-12-31
RELIASTAR FINANCIAL CORP
filed 2000-03-20
CIK 841528

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 1999
                             ----------------------

                                       or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________________

Commission file number    1-10640
                       ------------

                            RELIASTAR FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                           41-1620373
--------                                                        ----------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

20 WASHINGTON AVENUE SOUTH, MINNEAPOLIS, MINNESOTA                      55401
--------------------------------------------------                    ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code  (612)372-5432
                                                    -------------

Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange on
    Title of each class                                    which registered
-----------------------------------------------         ------------------------
  Common Stock, $.01 Par Value                           New York Stock Exchange
  Preferred Share Purchase Rights                        New York Stock Exchange
  8.20% Trust-Originated Preferred Securities            New York Stock Exchange
  8.10% Trust-Originated Preferred Securities            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 29, 2000, was $2,498,714,690.

The number of shares outstanding of the registrant's common stock as of February 29, 2000, was 89,439,452.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Annual Report for the year ended December 31, 1999, are incorporated by reference in Part II of this Form 10-K.

Parts of the Registrant's Proxy Statement to be dated March 28, 2000, are incorporated by reference in Part III of this Form 10-K.

                                     Part I

Item 1. Business.

ReliaStar Financial Corp. ("Registrant" or "ReliaStar") is a holding company whose subsidiaries specialize in providing life insurance and related financial services products. Through ReliaStar Life Insurance Company ("ReliaStar Life"), Minneapolis, Minnesota, and other subsidiaries, the Registrant provides and distributes individual life insurance and annuities, employee benefits products and services, retirement plans, life and health reinsurance, mutual funds and bank products.

ReliaStar's strategy is to offer, principally through education-based marketing, a wide variety of products and services designed to address customers' needs for financial security. Through various distribution channels, ReliaStar is focused on gathering consumer assets. During 1999, ReliaStar operated in four reportable segments: Personal Financial Services, Worksite Financial Services, Tax-Sheltered and Fixed Annuities, and Reinsurance.

ReliaStar has four life insurance company subsidiaries, each of which is owned directly or indirectly by ReliaStar Life. These include ReliaStar Life, Northern Life Insurance Company ("Northern"), Seattle, Washington; Security-Connecticut Life Insurance Company ("Security- Connecticut"), Avon, Connecticut; and ReliaStar Life Insurance Company of New York ("RLNY"), Woodbury, New York. These subsidiaries are sometimes collectively referred to as the "Insurers". RLNY serves as the New York outlet for certain insurance products of the other Insurers and sells individual life insurance and annuity products in the State of New York, where none of the other Insurers are licensed, and throughout the United States.

Additional subsidiaries include Pilgrim Holdings Corporation and its subsidiaries, Phoenix, Arizona, ReliaStar's mutual fund/asset management group; Washington Square Securities, Inc., Minneapolis, Minnesota, a broker/dealer; PrimeVest Financial Services, Inc., St. Cloud, Minnesota, a broker/dealer which targets the sale of financial products and services through unaffiliated banks; Successful Money Management Seminars, Inc., Portland, Oregon, a producer of financial-education seminar systems; and ReliaStar Bank, St. Cloud, Minnesota, a federal savings bank, which offers consumer credit and deposit products.

Financial information by business segment may be found in "Note Fifteen" on pages 48 and 49 of the Registrant's Annual Report for the year ended December 31, 1999, attached hereto as Exhibit 13 and which is incorporated herein by reference.

Additional information concerning the Registrant may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the Registrant's Annual Report for the year ended December 31, 1999, attached hereto as Exhibit 13 and which is incorporated herein by reference.

Personal Financial Services

The Registrant's individual life insurance and annuity operations are conducted by the Personal Financial Services (PFS) segment through the Insurers. The PFS segment serves individual customers who prefer to purchase insurance and investment products from a personal financial adviser. This segment principally targets middle and upper-income families and niche markets including U.S. military personnel and small-business owners. The PFS segment offers a wide range of products, including term, universal life, second-to-die universal life, variable universal life, as well as variable annuities through a nationwide network of independent agents and financial professionals. Washington Square Securities, Inc. provides broker/dealer services to PFS product distributors. Unaffiliated broker/dealers also provide additional distribution for PFS products. ReliaStar seeks to encourage the sale of products of each Insurer by the distribution forces of the other Insurers. ReliaStar provides oversight to these operations and seeks to achieve efficiencies through shared access to actuarial data, product design, investment origination and portfolio management, capital allocation, systems and administrative support and seeks further opportunities for synergistic benefits.

The PFS segment maintains relationships with its independent agents through a network of regional managers who recruit, train and support the distributors in their region; and Brokerage General Agents (BGAs). Compensation of these agents and the regional managers and BGAs is on a variable basis, dependent upon their sales performance, which is designed to minimize the PFS segment's fixed distribution costs. The PFS segment attempts to maintain relationships with its sales force by striving to provide high quality service to its independent agents. The ability of the Insurers to retain their agents is affected by the competitive position of the Insurers' products, the commission structure and the support services provided.

During 2000, the PFS segment will introduce several Internet strategies designed to supplement existing distribution channels by generating leads, and providing agents with access to educational materials and retirement planning tools.

Variable universal life and fixed universal life insurance represents a significant portion of the statutory individual life insurance premium volume of the PFS segment. Variable universal life insurance policies contain alternative investment options (generally mutual funds) and policy values which will vary based upon the investment returns of the fund(s) selected by the policyholder. Fixed universal life policies provide for guaranteed levels of insurance protection and minimum interest rate guarantees. Interest sensitive products provide for interest crediting rates which may be adjusted periodically. The PFS segment adjusts the crediting rates on interest sensitive products based upon investment performance, market interest rates and competitive factors. Profits recognized on interest-sensitive products are affected by mortality experience, the margin between interest rates earned on investments and interest credited to policyholders, as well as capital gains and losses on investments, persistency and expenses. The variable annuity products offered by the PFS segment contain alternative investment options (generally mutual funds) and policy values which will vary based upon the investment returns of the fund(s) selected by the policyholder.

The PFS segment discourages premature surrenders of interest-sensitive products through contractual surrender charges and the adjustment of interest crediting rates. The policies and annuities sold by the PFS segment contain provisions which allow the contractholder to withdraw or surrender their contracts under defined circumstances. These contracts generally contain provisions which apply penalties or otherwise limit the ability of contractholders to make such withdrawals or surrenders. The interest rates that the Insurers might be required to credit under their interest-sensitive insurance products to forestall surrenders, particularly in a time of rapidly rising market interest rates, could have an adverse effect on operating income.

Individual life insurance business is subject to risks in the event that the Insurers' mortality experience deviates from the assumptions used in establishing its premium rates.

The Registrant, which was incorporated in Delaware in 1988, became the parent of ReliaStar Life and its subsidiaries pursuant to a Plan of Conversion and Reorganization (the "Plan") which became effective on January 3, 1989. Pursuant to the Plan, ReliaStar Life was converted from a combined stock and mutual life insurance company to a stock life insurance company. Participating whole life and term insurance policies and annuities issued by ReliaStar Life prior to the effective date of the Plan are segregated as a closed book of business in a Participation Fund Account ("PFA"). The PFA was established to provide for the continued maintenance of ReliaStar Life's policyholder dividend practices relative to these lines of business. Earnings derived from the operation of the PFA will inure solely to the benefit of the policyholders covered by the PFA, and no benefit will inure to ReliaStar Life. ReliaStar Life is not obligated to support or maintain a minimum level of dividends on the policies in the PFA. However, in the event the assets ($310.9 million as of December 31, 1999) of the PFA are insufficient to provide the contractual benefits guaranteed by the affected policies, ReliaStar Life must provide the contractual benefits from the general assets of ReliaStar Life.

Worksite Financial Services

The Worksite Financial Services (WFS) segment targets, principally through ReliaStar Life and RLNY, the sale of employee benefits and financial services to medium and large corporate employers and affinity groups. In the future, WFS will seek to expand its market to smaller employers. Building on these relationships, the WFS segment also sells individual and payroll-deduction products to employees of its corporate clients. Principal products include group and individual life insurance, non-medical group insurance products and 401(k) retirement plans.

The WFS segment offers group life and disability insurance and employee benefit related services. Employee benefits products are marketed through major brokerage operations and through direct sales to employers by marketing professionals employed full-time by ReliaStar Life and located in regional offices throughout the United States.

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

The WFS segment markets a package of products and services for the employee retirement needs of small and mid-sized companies through the 401(k) Retirement Plan division of ReliaStar Life. The division was organized in 1991 and had sales (estimated first year deposits on new contracts) of $600.4 million during 1999. The division seeks to achieve a competitive advantage through simplicity of product design, flexibility and quality service provided at a very competitive cost. The division also operates a plan administrator located in Dallas, Texas that provides a full range of administrative services, including Internet-based applications.

The WFS segment manages a closed block of ReliaStar Life participating pension contracts with total contract liabilities of $239.2 million at December 31, 1999. Few contracts of this type have been issued since 1982, and currently, ReliaStar Life does not market this product line. ReliaStar Life does, however, receive additional deposits under some outstanding contracts. ReliaStar Life has issued certain participating group annuity contracts jointly with another insurance company. ReliaStar Life has entered into an arrangement with this issuer whereby ReliaStar Life will gradually transfer these liabilities (approximately $143.8 million at December 31, 1999) to the other insurer over a ten-year period which commenced in 1993. The terms of the arrangement specify the interest rate on the liabilities and provide for a transfer of assets and liabilities scheduled in a manner consistent with the expected cash flows of the assets allocated to support the attendant liabilities. Management does not expect this arrangement to have a material effect on the earnings of the Company.

During 1999, pursuant to an agreement entered into during 1998, the WFS segment completed the transfer of its group medical insurance and administrative services business to a third-party insurer.

Tax-Sheltered and Fixed Annuities

The Tax-Sheltered and Fixed Annuities (TSA/FA) segment, primarily through Northern, focuses on the retirement security needs of K-12 public and private school teachers. Northern's sales force specialize in the sale of tax-sheltered 403(b) annuities (TSA), providing both fixed and variable annuities. Northern distributes these products through a specialty field force of independent agents, including former teachers, that focuses exclusively on TSA sales. Northern sells TSA's to teachers after securing the approval of a school district. The school district generally provides a payroll deduction facility for premium payments and facilitates access to the individual teachers. Northern's agents meet with prospective customers on a face-to-face basis. Northern's compensation structure of level commission payments and an asset based bonus, rewards agents for persistency in the long-term retention of these contracts. Nonqualified fixed and variable annuities are sold through independent agents and banks.

The TSA/FA segment distributes interest sensitive products which provide for interest crediting rates which may be adjusted periodically. The TSA/FA segment adjusts the crediting rates on interest sensitive products based upon investment performance, market interest rates and competitive factors. Profits recognized on interest-sensitive products are affected by the margin between interest rates earned on investments and interest credited to policyholders, as well as capital gains and losses on investments, persistency and expenses. The variable annuity products contain alternative investment options (generally mutual funds) and policy values which will vary based upon the investment returns of the fund(s) selected by the policyholder.

The TSA products provide for significant penalties for early withdrawal which, when coupled with the provisions of the tax code, act to minimize the risk of early surrender. The surrender fees gradually reduce and generally expire five to 14 years following issuance.

On November 8, 1999, the TSA/FA segment began serving policyholders and distributors from a new service center in Minot, North Dakota.

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

ReliaStar Life also participates in the international reinsurance market place. The segment has branch offices in Toronto, Copenhagen, Mexico City and Amsterdam. ReliaStar Life also has a subsidiary located in London to provide an additional presence in the international reinsurance market place. ReliaStar Life writes business in over 40 countries worldwide and is expanding relationships in Europe and in other non-U.S. markets.

Other Business Units

Other Business Units include ReliaStar's mutual fund/asset management operation, broker/dealer operations, personal finance seminar company, and banking and trust operations.

In October 1999, ReliaStar completed the acquisition of Pilgrim Capital Corporation. ReliaStar's existing mutual fund business was integrated into Pilgrim's operation based in Phoenix. The combined organization has a family of 32 mutual funds.

Regulation

Insurance companies are subject to regulation and supervision by the jurisdictions in which they are domiciled and transact business. The Insurers are domiciled in Minnesota, Washington, Connecticut and New York. The laws of the various states establish supervisory agencies with broad administrative and supervisory powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, filing certain premium rates, setting insurance liability and investment reserve requirements, determining the form and content of required financial statements, determining the reasonableness and adequacy of capital and surplus and prescribing the types, amounts and concentrations of investments permitted. Insurance companies are subject to periodic examinations by the regulatory agencies, including market conduct examinations of sales practices. A number of states require insurance companies to participate in assigned risk or other pools providing insurance for people who cannot qualify in the regular markets.

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

Several states have adopted the NAIC Valuation of Life Insurance Policies Model Regulation (known as "Revised Triple X"). This model regulation established new minimum statutory reserve requirements for certain individual life insurance products written after December 31, 1999. Compliance with these new requirements has had an effect on the pricing of some insurance products and the competitive position of insurance companies.

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

From time to time, the United States Congress considers legislation which, if enacted, could have an adverse impact on the life insurance industry. The Clinton administration's 2000 budget proposals contain recommendations that if enacted could increase taxes on some life insurance companies. The Registrant cannot predict whether these, or any other changes, may be enacted.

In addition to state insurance laws, the Registrant is also subject to general business and corporation laws, federal and state securities laws, the Employee Retirement Income Security Act of 1974, as amended, the Internal Revenue Code of 1986, as amended, consumer protection laws, fair credit reporting acts and other laws.

Some of the Registrant's subsidiaries are registered broker-dealers and/or investment advisors and are therefore subject to unique federal and/or state regulation or self-regulatory agencies such as the National Association of Securities Dealers, Inc. Some annuities and insurance policies issued by the Insurers are funded by separate accounts, the interests in which are registered under the Securities Act of 1933, as amended, and subject to review by the Securities and Exchange Commission. The mutual funds managed by Pilgrim are also subject to extensive regulation under the Investment Company Act of 1940, as amended, and the Securities and Exchange Commission. These laws and regulations are primarily intended to protect investors in the securities markets and generally grant supervisory agencies broad administrative power, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations.

Through the ownership of ReliaStar Bank, the Registrant is also a thrift holding company subject to regulation by the Office of Thrift Supervision (OTS). ReliaStar Bank is subject to extensive regulations concerning its lending and deposit taking activity, management, and capital structure by the OTS, the Federal Deposit Insurance Corporation and various federal and state banking laws.

Other

Competition
-----------

The businesses in which the Insurers engage are each highly competitive. The PFS and TSA/FA segments compete in marketplaces characterized by a large number of competitors with similar products. Competition is based largely upon the crediting rates under the policies, the credit and claims paying ratings of competing insurers, name recognition, the commission structures of competing insurers and the levels of service afforded distributors. Competing investment opportunities are also made available by mutual funds, banks and other financial intermediaries, many of which have greater resources than the

Registrant. The products which the Insurers offer are not generally eligible for legal protection from being copied by others, and capital is the most significant barrier to entry by new competitors. The Insurers have obtained claims paying ratings from public rating agencies. The Standard & Poor's claims paying rating for all of the Insurers is AA; and the Duff & Phelps claims paying rating for all of the Insurers is AA. The Moody's claims paying rating for all of the Insurers is A1. The A.M. Best claims paying rating for ReliaStar Life, Northern and RLNY is A+, while Security-Connecticut is A. Reductions in the claims paying ratings of an Insurer could adversely affect its operations or liquidity position.

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

The enactment of the Gramm Leach Bliley Act of 1999 will implement substantial changes in the regulation of the financial services industry in the United States. This act has removed historical limitations on the ability of banks to engage in securities related businesses and affiliate with insurance companies. As a result of the passage of this act, bank holding companies, many with greater resources may directly compete with the Insurers.

Reinsurance
-----------

The Insurers are members of reinsurance associations established for the purpose of ceding the excess of life insurance over retention limits. ReliaStar Life's retention limit is $1,000,000 per insurable life for individual coverage, with lower retention limits at Security-Connecticut and RLNY. For group coverage and reinsurance assumed, the retention is $500,000 per life with per occurrence limitations, subject to certain maximums. As of December 31, 1999, $47.9 billion of life insurance in force was ceded to other companies. Additionally, the Insurer's maintain catastrophe reinsurance which provides reinsurance protection (in addition to the individual life coverages) in the event of a catastrophe resulting in multiple deaths. While these reinsurers are selected based upon their capacity and financial stability, a contingent liability exists with respect to the amount of such reinsurance in the event reinsuring companies are unable to meet their obligations.

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

Geographic Distribution
-----------------------

The Registrant, through the Insurers, conducts business in all 50 states. The distribution of the Insurers' premium volume, by state, for the year ended December 31, 1999 for life insurance, individual annuities and accident and health insurance, on a statutory accounting basis, was as follows:

     California         11%                    Connecticut         3%
     New York            7                     Georgia             3
     Ohio                6                     Massachusetts       3
     Florida             5                     Michigan            3
     Minnesota           5                     North Carolina      3
     Texas               5                     Virginia            3
     Illinois            4                     Washington          3
     Pennsylvania        4                     All Other (1)      32

(1) States with 2% or less of total premium volume

Employees
---------

At December 31, 1999, the Registrant and its subsidiaries employed approximately 3,800 persons. None of the Registrant's employees are covered by collective bargaining agreements.

Other
-----

Additional information concerning the Registrant may be found in "Known Trends and Uncertainties" from the Registrant's Annual Report for the year ended December 31, 1999, attached hereto as Exhibit 13 and which is incorporated herein by reference.

Item 2. Properties.

The Registrant owns three office buildings in downtown Minneapolis, Minnesota, which serve as its home offices and a building housing its service center operation in Minot, North Dakota. Space in the home office buildings not used by the Registrant and its subsidiaries is rented to other tenants. Additional office space is leased in Seattle, Washington; Arlington, Virginia; Avon, Connecticut; and Woodbury, New York, to conduct the operations of the Insurers. In addition, the Registrant owns the headquarters of ReliaStar Bank in St. Cloud, Minnesota and leases space in Phoenix, Arizona; Dallas, Texas; New York, New York; Brentwood, Tennessee; Portland, Oregon; St. Cloud, Minnesota and other cities in the United States and Europe for regional group, reinsurance, pension and claims offices and other business operations.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The information entitled "Common Stockholder Information" from page 53 of the Registrant's Annual Report for the year ended December 31, 1999, is attached as
Exhibit 13 hereto and is incorporated herein by reference.

Item 6. Selected Financial Data.

The information entitled "Revenues and Earnings" and "Financial Position" from page 13 of the Registrant's Annual Report for the year ended December 31, 1999, is attached as Exhibit 13 hereto and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" from pages 14 through 27 of the Registrant's Annual Report for the year ended December 31, 1999, is attached as
Exhibit 13 hereto and is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

The information entitled "Market-Sensitive Instruments and Risk Management" from pages 23 through 25 of the Registrant's Annual Report for the year ended December 31, 1999 is attached as Exhibit 13 hereto and is incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data from pages 28 through 51, but not including the Report of Management from page 51 included in the Registrant's Annual Report for the year ended December 31, 1999, is attached as Exhibit 13 hereto and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

Except for the information set forth below, the information entitled "Board of Directors" from pages 6 and 7 and the information entitled "Compliance with
Section 16(a) Reporting" from page 25 of the Registrant's 2000 Proxy Statement is incorporated herein by reference in response to this item.

Executive Officers of the Registrant are as follows:
                                                                       First
                                                                      Elected
                                                                        As
Name                  Position with Company                   Age     Officer
--------------------  -------------------------------------   ---     -------
John G. Turner        Chairman and Chief Executive Officer     60       1972
Robert C. Salipante   President and Chief Operating Officer    43       1992
Wayne R. Huneke       Senior Executive Vice President          48       1986
Michael J. Dubes      Executive Vice President                 57       1984
Kenneth U. Kuk        Executive Vice President                 53       1990
Richard R. Crowl      Senior Vice President, General Counsel
                        and Secretary                          52       1982
James R. Miller       Senior Vice President, Chief Financial
                        Officer and Treasurer                  52       1985
Dewette Ingham        Senior Vice President, Human Resources   50       1998
Chris D. Schreier     Vice President and Controller            43       1994

Mr. Huneke has been Senior Executive Vice President of the Registrant since 1999, and since November 1997 has been responsible for the Financial Markets business of the Registrant. From 1997 to 1999, Mr. Huneke was Senior Vice President of the Registrant and from 1994 to 1997, Mr. Huneke was Senior Vice President, Chief Financial Officer and Treasurer of the Registrant. From 1990 to 1994, Mr. Huneke was Vice President, Treasurer and Chief Accounting Officer of the Registrant. Mr. Huneke has been associated with the Registrant since 1986.

Mr. Dubes has been Executive Vice President of the Registrant since 1999 and President and Chief Executive Officer of Northern since 1994. From 1996 to 1999 Mr. Dubes was a Senior Vice President of the Registrant. From 1987 to 1994, Mr. Dubes was Senior Vice President of Individual Insurance Operations of ReliaStar Life. Mr. Dubes has been associated with Registrant since 1984.

Mr. Kuk has been a Executive Vice President of the Registrant since 1999. In 1998, Mr. Kuk assumed responsibility of the Registrant's Worksite Financial Services. From 1996 to 1997, Mr. Kuk was responsible for strategic marketing. From 1996 to 1999, Mr. Kuk was a Senior Vice President of the Registrant. From 1991 to 1996, Mr. Kuk was Vice President, Investments of the Registrant. Mr. Kuk has been associated with the Registrant since 1985.

Mr. Crowl has been Senior Vice President, General Counsel and Secretary of the Registrant since 1996. Mr. Crowl was Vice President and Associate General Counsel of the Registrant from 1989 to 1996. Mr. Crowl has been associated with the Registrant since 1974.

Mr. Miller has been Senior Vice President, Chief Financial Officer and Treasurer of the Registrant since 1997. From 1992 to 1997, Mr. Miller was Executive Vice President and Chief Operating Officer of Northern. Mr. Miller has been associated with the Registrant since 1985.

Mr. Ingham has been Senior Vice President, Human Resources of the Registrant since 1998. Mr. Ingham has been associated with the Registrant since 1998. Prior to being associated with the Registrant, Mr. Ingham was Corporate Vice President, Compensation and Benefits with RR Donnelly and Sons Company.

Mr. Schreier has been Vice President of the Registrant since 1999 and the Principal Accounting Officer and Controller since 1996. Mr. Schreier was a Second Vice President of the Registrant from 1996 to 1999, and an Assistant Vice President and Assistant Controller from 1994 to 1996. Mr. Schreier has been associated with the Registrant since 1990.

Officers are elected annually by the Board of Directors for one-year terms, subject to removal by the Board.

Item 11. Executive Compensation.

The information entitled "Board Compensation" from pages 8 and 9 and the information from the section entitled "Executive Compensation" from pages 18 through 25, of the Registrant's 2000 Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information entitled "Beneficial Ownership" from pages 12 through 13 of the Registrant's 2000 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information from page 9 of the Registrant's 2000 Proxy Statement is incorporated herein by reference.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(A) 1.   Financial Statements:

         The following financial statements, included from the Annual Report for the year ended December 31, 1999, are incorporated by reference in Item 8.

         a.   Consolidated Balance Sheets as of December 31, 1999 and 1998

         b. Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

         c. Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 1999, 1998 and 1997

         d. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

    3.   Exhibits:

            3(a) - Certificate of Incorporation, as amended, of the Registrant
                     (incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8, Registration No. 333-42125).
            3(b) - By-Laws, as amended, of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-10640).
            4(a) - Certificate of Incorporation, as amended, of the Registrant
                     (incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8, Registration No. 333-42125).
            4(b) - By-Laws, as amended, of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-10640).

            4(c) - Surplus Note (incorporated by reference to Exhibit 4(e) to the Registrant's Registration Statement on Form S-3, Registration No. 33-87588).
            4(d) - Amendment to Rights Agreement dated as of February 11, 1999
                     (incorporated by reference to Exhibit 1 to the Registrant's Amendment on Form 8-A/A dated February 26, 1999, to Registration Statement on Form 8-A dated October 4, 1989, File No. 0-17441).
            10   - Material contracts:
                     Credit Agreement, dated as of June 30, 1999, by and
                       between the Registrant, the Lenders which are
                       signatories thereto, and U.S. Bank National
                       Association, as Agent (incorporated by reference to
                       Exhibit 10(a) to the Registrant's Quarterly Report
                       on Form 10-Q for the quarter ended September 30,
                       1999, File No. 1-10640).
                   Management contracts and compensatory plans involving
                      Directors and Executive Officers filed as exhibit to
                      Form 10-K for Fiscal Year Ended December 31, 1999:
                   o  Form of Three Year Management Employment Agreement
                   o  ReliaStar Annual Incentive Bonus Plan for Designated
                        Executive Officers effective as of January 1, 1999 (incorporated by reference to Exhibit 10(a) for the quarter ended June 30, 1999, File No. 1-10640)
                   o  The ReliaStar Stock Ownership Plan for NonEmployee
                        Directors, as amended and restated effective May 13,1999, (incorporated by reference to Exhibit 10(b)
                        to the Registrant's Quarterly Report on Form 10-Q
                        for the quarter ended June 30, 1999, File No.
                        1-10640)
                   o  ReliaStar Deferred Compensation Plan for NonEmployee
                        Directors, as amended and restated effective May 13, 1999, (incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for
                        the quarter ended September 30, 1999, File No.
                        1-10640)
                   Management contracts and compensatory plans involving
                      Directors and Executive Officers filed as exhibit to
                      Form 10-K for Fiscal Year Ended December 31, 1998:
                   o  Amendment No. 1 to ReliaStar 1993 Stock Incentive Plan
                        (effective as of November 12, 1998)
                   o  Form of Restricted Stock Agreement
                   o  Consulting Agreement effective January 1, 1999 between
                        Northern Life Insurance Company and Randy James
                   Management contracts and compensatory plans involving
                      Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1997:
                   o  Amendment No. 1 ReliaStar Stock Ownership Plan for
                        Nonemployee Directors
                   o  ReliaStar 1993 Stock Incentive Plan (as amended and
                        restated effective as of February 11, 1998)
                   o  Form of Management Employment Agreement
                   Management contracts and compensatory plans involving
                      Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1996:
                   o  ReliaStar Stock Ownership Plan for Nonemployee Directors
                        (as amended and restated effective May 9, 1996)
                   o  ReliaStar Financial Corp. Retirement Plan for Nonemployee
                        Directors (as amended on February 9, 1995)
                   o  ReliaStar Deferred Compensation Plan for Nonemployee
                        Directors (as amended effective as of August 16, 1996)
                   Management contracts and compensatory plans involving
                      Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1995:
                   o  ReliaStar Financial Corp. Supplemental Executive
                        Retirement Plan
                   o  ReliaStar Executives' Long-term Incentive Compensation
                        Program (as amended and restated effective January 1,
                        1996)
                   o  Form of Deposit Share Agreement issued under the ReliaStar
                        1993 Stock

                        Incentive Plan
                   o  Form of Nonqualified Stock Option Agreement issued under the ReliaStar Stock Ownership Plan for Nonemployee Directors
                   Management contracts and compensatory plans involving
                      Directors and Executive Officers filed as exhibit to
                      Form 10-K for Fiscal Year Ended December 31, 1994:
                   o  ReliaStar Executives' Annual Incentive Compensation
                        Program
                   o  ReliaStar Annual Incentive Bonus Plan For Designated
                        Executive Officers
                   o  ReliaStar Supplemental 401(k) Plan
                   o  ReliaStar Supplemental Profit Sharing Plan
                   o  First Amendment to Compensation Trust Agreement
                   Management contracts and compensatory plans involving
                      Directors and Executive Officers filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1993:
                   o  Form of Incentive Stock Option Agreement issued under
                        The NWNL Companies 1993 Stock Incentive Plan
                   o  Form of Nonqualified Stock Option Agreement issued under
                        The NWNL Companies 1993 Stock Incentive Plan
                   o  Form of Nonqualified Stock Option Agreement (Replacement
                        Stock Option Grant) issued under The NWNL Companies 1993 Stock Incentive Plan
                   o  Form of Incentive Stock Option Agreement (Replacement
                        Stock Option Grant) issued under The NWNL Companies 1993 Stock Incentive Plan
                   Management contracts and compensatory plans involving
                      Directors and Executive Officers filed as exhibit to
                      Form 10-K for Fiscal Year Ended December 31, 1992:
                   o  Nonqualified Stock Option Agreement issued under The NWNL
                        Companies Stock Incentive Plan
                   o  Incentive Stock Option Agreement issued under The NWNL
                        Companies Stock Incentive Plan
                   o  Deferred Compensation Agreement (for Supplemental
                        Retirement Benefits)
                   o  Form of Split Dollar Agreement
                   o  Confidential Cash Payment and Deferred Compensation
                        Agreement between NWNL and Executive Officer, as amended
                   o  Confidential Deferred Compensation Agreement between NWNL and Executive Officer, as amended
                   Management contracts and compensatory plans involving
                      Directors and Executive Officers filed as exhibit to previous Form 10-K as noted:
                   o  The NWNL Companies Stock Incentive Plan - filed as
                        exhibit to Form 10-K for Fiscal Year Ended December
                        31, 1991
                   o  The NWNL Companies, Inc., Restricted Stock Plan for
                        Nonemployee Directors - filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1991
                   o  The NWNL Companies Deferred Compensation Plan for
                        Nonemployee Directors (as amended effective May 10,
                        1991) - filed as exhibit to Form 10-K for Fiscal
                        Year Ended December 31, 1991
                   o  The NWNL Companies Stock Incentive Plan Restricted Stock
                        Agreement - filed as exhibit to Form 10-K for Fiscal Year Ended December 31, 1991
                   o  The NWNL Companies Supplemental Profit Sharing Plan
                        as amended on December 14, 1989 - filed as exhibit
                        to Form 10-K for Fiscal Year Ended December 31, 1989
                   o  Compensation Trust Agreement - filed as exhibit to
                        Form 10-K for Fiscal Year Ended December 31, 1988
            13   - Registrant's Annual Report for the year ended December
                        31, 1999, is filed as an exhibit to the extent incorporated by reference herein
            21   - Subsidiaries
            23   - Consent
            24   - Powers of attorney

            27   - Supplemental Data Schedule

(B)    Reports on Form 8-K:

Current Report on Form 8-K dated October 25, 1999, disclosing the Registrant's earnings for the three months and nine months ending September 30, 1999.

Current Report on Form 8-K dated October 29, 1999, with respect to the consummation of the acquisition of Pilgrim Capital Corporation.

Independent Auditors' Report


Board of Directors and Shareholders
ReliaStar Financial Corp. and Subsidiaries
Minneapolis, Minnesota


We have audited the consolidated financial statements of ReliaStar Financial Corp. and Subsidiaries (the Company) as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 1, 2000, such consolidated financial statements and report are included in the Company's 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of ReliaStar Financial Corp. and Subsidiaries, listed in Item 14(A)2 of this Report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                       /s/ Deloitte & Touche LLP



Minneapolis, Minnesota
February 1, 2000

                            RELIASTAR FINANCIAL CORP.
                SCHEDULE I - CONSOLIDATED SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                             AS OF DECEMBER 31, 1999
                                  (In Millions)


              Column A                                     Column B           Column C            Column D
         ------------------                            ----------------  -----------------     -------------

                                                                                             Amount at which
                                                                                                shown in the
         Type of Investment                                  Cost                Value         balance sheet
         ------------------                            ----------------  -----------------     -------------
Fixed Maturities
  Bonds
     United States Government and
        Government Agencies and
        Authorities                                         $     535.3         $    544.3       $     544.3
     States, Municipalities and
        Political Subdivisions                                     30.8               30.6              30.6
     Foreign Governments                                           69.2               68.7              68.7
     Public Utilities                                             599.6              603.2             603.2
     All Other Corporate Bonds                                 10,016.4            9,771.9           9,771.9
  Redeemable Preferred Stocks                                      25.0               23.1              23.1
                                                            -----------         ----------       -----------
        Total Fixed Maturities                                 11,276.3           11,041.8          11,041.8
                                                            -----------         ----------       -----------

Equity Securities
  Industrial, Miscellaneous and
     all Other Common Stocks                                       16.3               19.0              19.0
  Nonredeemable Preferred Stocks                                   38.1               35.9              35.9
                                                            -----------         ----------       -----------
        Total Equity Securities                                    54.4               54.9              54.9
                                                            -----------         ----------       -----------

Mortgage Loans on Real Estate 1                                 2,319.5                              2,309.7
Real Estate 1                                                      18.0                                 17.3
Real Estate Acquired in
   Satisfaction of Debt 1                                           7.3                                  3.3
Policy Loans                                                      739.9                                739.9
Other Long-Term Investments 1                                     147.1                                138.6
Short-Term Investments                                            157.7                                157.7
                                                            -----------                          -----------
        Total Investments                                   $  14,720.2                          $  14,463.2
                                                            ===========                          ===========

1 Amounts in Column D differ from amounts shown in Column B because they are net of allowances and write-downs for losses.

                            RELIASTAR FINANCIAL CORP.
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                                  (In Millions)

ASSETS                                               1999            1998
                                                  ----------      ----------

Investments
  Investment in and Advances to
    Subsidiaries                                  $  2,907.3      $  2,812.0
  Other Invested Assets                                 67.8            50.7
  Short-Term Investments                                 4.7            23.5
                                                  ----------      ----------
     Total Investments                               2,979.8         2,886.2
Accounts and Notes Receivable                           15.6             9.3
Other Assets                                            12.0             8.3
                                                  ----------      ----------
     TOTAL ASSETS                                 $  3,007.4      $  2,903.8
                                                  ==========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Other Liabilities                                 $     37.2      $     44.0
Notes Payable                                        1,045.9           751.2
Income Taxes Payable                                   (21.4)          (11.6)
                                                  ----------      ----------
    TOTAL LIABILITIES                                1,061.7           783.6
                                                  ----------      ----------

SHAREHOLDERS' EQUITY

Common Stock                                              .9              .9
Additional Paid-in Capital                           1,008.1         1,003.0
Retained Earnings                                    1,321.6         1,137.6
Accumulated Other Comprehensive Income                (107.5)          257.2
Note Receivable from ESOP                              (17.6)          (19.8)
Unamortized Restricted Stock Awards                      (.6)            (.7)
Less Treasury Common Stock, at Cost                   (259.2)         (258.0)
                                                  ----------      ----------

     TOTAL SHAREHOLDERS' EQUITY                      1,945.7         2,120.2
                                                  ----------      ----------

     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                         $  3,007.4      $  2,903.8
                                                  ==========      ==========


  See Notes to Condensed Financial Information of Registrant.

                            RELIASTAR FINANCIAL CORP.
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (In Millions, except Per Share Data)


                                                                       1999               1998             1997
                                                                     --------          ---------         ------
REVENUES
Net Investment Income                                                $   16.4          $   10.3          $   11.6
Realized Investment Gains                                                 6.5                .3                 -
Other Income                                                              3.1               2.8               2.9
                                                                      -------          --------          --------
   TOTAL                                                                 26.0              13.4              14.5
                                                                      -------          --------          --------

BENEFITS AND EXPENSES
Sales and Operating Expenses                                             (5.5)             (6.8)             (2.4)
Interest Expense                                                         66.3              48.1              38.0
                                                                      -------          --------          --------
   TOTAL                                                                 60.8              41.3              35.6
                                                                      -------          --------          --------

Loss from Continuing Operations
  Before Income Taxes                                                   (34.8)            (27.9)            (21.1)
Income Tax                                                                  -                 -                 -
                                                                      -------          --------          --------
Loss of Parent Only                                                     (34.8)            (27.9)            (21.1)

Equity in Net Income from Continuing
  Subsidiaries Operations                                               288.4             272.8             239.9
                                                                      -------          --------          --------
Income from Continuing Operations                                       253.6             244.9             218.8
Equity in Net Income (Loss) from Discontinued Operations                    -              (7.2)              3.2
                                                                      -------          ---------         --------
   NET INCOME                                                         $ 253.6          $  237.7          $  222.0
                                                                      =======          ========          ========



PER COMMON SHARE
Basic
Income from Continuing Operations                                     $  2.89          $    2.69         $   2.55
Income (Loss) from Discontinued Operations                                  -               (.08)             .04
                                                                      -------          ---------         --------
   Net Income                                                         $  2.89          $    2.61         $   2.59
                                                                      =======          =========         ========

Diluted
Income from Continuing Operations                                     $  2.85          $    2.64         $   2.51
Income (Loss) from Discontinued Operations                                  -               (.08)             .04
                                                                      -------          ---------         --------
   Net Income                                                         $  2.85          $    2.56         $   2.55
                                                                      =======          =========         ========


  See Notes to Condensed Financial Information of Registrant.

                            RELIASTAR FINANCIAL CORP.
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                  (In Millions)


                                                                          1999              1998             1997
                                                                        ---------        ---------         ------
OPERATING ACTIVITIES
    Net Cash Used in Operating Activities                               $  (50.0)         $  (20.6)        $  (3.5)
                                                                        --------          --------         -------

INVESTING ACTIVITIES
  Sales (Purchases) of Investments, Net                                      6.5             (68.9)           (5.9)
  Dividends Received from Subsidiaries                                      88.6              92.7            68.5
  Repayments from (Investments in or Advances to) Subsidiaries             (55.5)             29.7           (40.7)
  Cash (Paid for) Acquired with Acquisitions                               (82.3)                -             7.7
                                                                        --------          --------         -------
    Net Cash Provided by (Used in) Investing Activities                    (42.7)             53.5            29.6
                                                                        --------          --------         -------

FINANCING ACTIVITIES
  Increase in Notes and Mortgages Payable                                  293.9             197.4           174.9
  Repayment of Notes and Mortgages Payable                                     -             (37.0)          (19.9)
  Payments Received on Note Receivable from ESOP                               -                 -              .1
  Issuance of Common Stock under Stock Option
    and Other Plans                                                         23.6              35.4            21.8
  Dividends on Common Stock                                                (70.1)            (64.8)          (52.0)
  Acquisition of Treasury Common Stock                                    (154.7)           (163.9)         (151.0)
                                                                        --------          --------         -------
    Net Cash Provided by (Used in) Financing Activities                     92.7             (32.9)          (26.1)
                                                                        --------          --------         -------

Net Change in Cash                                                             -                 -               -
Cash at Beginning of Year                                                      -                 -               -
                                                                        --------          --------         -------
Cash at End of Year                                                     $      -          $      -         $     -
                                                                        ========          ========         =======


     See Notes to Condensed Financial Information of Registrant.

                            RELIASTAR FINANCIAL CORP.
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION

1.  Accounting Policies
The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the ReliaStar Financial Corp. 1999 Annual Report to Shareholders.

2.  Dividends from Subsidiaries
The cash dividends paid to ReliaStar during the years ended December 31, 1999, 1998 and 1997, by its subsidiaries were $88.6 million, $92.7 million and $68.5 million, respectively.

                            RELIASTAR FINANCIAL CORP.
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                  (In Millions)


Column A                                    Column B           Column C            Column D         Column E
--------                                    --------           --------            --------         --------

                                            Deferred                            Pending Policy
                                             Policy          Future Policy     Claims and Other
                                           Acquisition       and Contract        Policyholder
Segment                                       Costs            Benefits              Funds          Premiums
-------                                  -------------      --------------    ------------------    --------

1999
----
Personal Financial Services              $     724.2       $  4,742.0            $   188.4         $    128.3
Worksite Financial Services                    124.1          1,259.7                221.3              586.4
Tax-Sheltered and Fixed Annuities              616.7          7,415.1                 17.8               14.9
Reinsurance                                     11.0            268.9                512.6              463.2
Other Business Units                               -                -                    -                  -
         Corporate                               1.5            (14.3)                 (.1)                 -
                                         -----------       ----------            ---------         ----------
    Total                                $   1,477.5       $ 13,671.4            $   940.0         $  1,192.8
                                         ===========       ==========            =========         ==========

1998
----
Personal Financial Services              $     632.0       $  4,802.7            $   179.5         $    146.0
Worksite Financial Services                     98.1          1,307.0                215.6              533.3
Tax-Sheltered and Fixed Annuities              476.9          7,238.1                 14.5               14.5
Reinsurance                                      4.4            182.6                328.5              320.3
Other Business Units                               -                -                    -                  -
Corporate                                        3.5            (10.6)                   -                  -
                                         -----------       ----------            ---------         ----------
      Total                              $   1,214.9       $ 13,519.8            $   738.1         $  1,014.1
                                         ===========       ==========            =========         ==========

1997
----
Personal Financial Services              $     562.6       $  4,877.2            $   204.4         $    127.6
Worksite Financial Services                     77.4          1,328.5                205.9              524.4
Tax-Sheltered and Fixed Annuities              441.0          6,982.2                 12.1               14.0
Reinsurance                                      6.0            144.0                204.6              221.9
Other Business Units                               -                -                    -                  -
Corporate                                        4.9             (2.5)                   -                  -
                                         -----------       ----------            ---------         ----------
    Total                                $   1,091.9       $ 13,329.4            $   627.0         $    887.9
                                         ===========       ==========            =========         ==========

Column A                                 Column F         Column G          Column H         Column I
--------                                 --------         --------          --------         --------

                                                                         Amortization of       Sales
                                            Net           Benefits       Deferred Policy        and
                                        Investment           to            Acquisition       Operating
Segment                                   Income        Policyholders         Costs          Expenses
-------                                ------------     -------------  -----------------     --------
1999
----
Personal Financial Services            $   364.7       $     433.6        $   88.4         $   132.7
Worksite Financial Services                134.6             553.5             8.2             136.8
Tax-Sheltered and Fixed Annuities          563.7             370.5            30.3              72.4
Reinsurance                                 24.7             358.1               -             103.4
Other Business Units                          .8                 -               -             219.9
         Corporate                          27.4               (.5)             .8              (5.8)
                                       ---------       -----------        --------         ---------
    Total                              $ 1,115.9       $   1,715.2        $  127.7         $   659.4
                                       =========       ===========        ========         =========

1998
----
Personal Financial Services            $   386.4       $     460.6        $   86.1         $   171.5
Worksite Financial Services                141.9             507.9             3.6             173.4
Tax-Sheltered and Fixed Annuities          551.3             389.4            26.8              59.1
Reinsurance                                 21.1             194.8             2.3              76.3
Other Business Units                          .4                 -               -             172.0
Corporate                                   15.8               (.7)             .9              (7.1)
                                       ---------       -----------        --------         ---------
      Total                            $ 1,116.9       $   1,552.0        $  119.7         $   645.2
                                       =========       ===========        ========         =========

1997
----
Personal Financial Services            $   340.3       $     397.4        $   80.0         $   120.0
Worksite Financial Services                135.3             504.1             2.6             178.6
Tax-Sheltered and Fixed Annuities          502.2             354.7             5.0              52.7
Reinsurance                                 18.0             121.8              .5              51.3
Other Business Units                          .1                 -               -             142.5
Corporate                                   10.4               (.7)             .8               7.1
                                       ---------       -----------        --------         ---------
      Total                            $ 1,006.3       $   1,377.3        $   88.9         $   552.2
                                       =========       ===========        ========         =========


                            RELIASTAR FINANCIAL CORP.
                            SCHEDULE IV - REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (In Millions, Except Percentages)


COLUMN A                                     COLUMN B          COLUMN C          COLUMN D          COLUMN E         COLUMN F
--------                                     --------          --------          --------          --------         --------
                                                                                                                     Percentage
                                                               Ceded to           Assumed                            of Amount
                                               Gross             Other           from Other          Net             Assumed to
                                              Amount           Companies         Companies          Amount              Net
                                          -------------       ----------        ----------      -------------       -----------
1999
----
Life Insurance In Force                   $   272,022.9       $  47,889.7       $ 55,725.4      $   279,858.6           19.9%
                                          =============       ===========       ==========      =============

Premiums

  Life Insurance                          $       630.2       $     191.3       $    405.1      $       844.0           48.0

  Accident and Health Insurance                   207.8             204.2            345.2              348.8           99.0
                                          -------------       -----------       ----------      -------------

    Total Premiums                        $       838.0       $     395.5       $    750.3      $     1,192.8           62.9%
                                          =============       ===========       ==========      =============

1998
----
Life Insurance In Force                   $   248,361.8       $  44,037.8       $ 48,164.3      $   252,488.3           19.1%
                                          =============       ===========       ==========      =============

Premiums

  Life Insurance                          $       587.1       $     145.6       $    285.4      $       726.9           39.3

  Accident and Health Insurance                   192.9             125.3            219.6              287.2           76.5
                                          -------------       -----------       ----------      -------------

    Total Premiums                        $       780.0       $     270.9       $    505.0      $     1,014.1           49.8%
                                          =============       ===========       ==========      =============
1997
----
Life Insurance In Force                   $   223,972.0       $  34,305.4       $ 43,052.9      $   232,719.5           18.5%
                                          =============       ===========       ==========      =============

Premiums

  Life Insurance                          $       486.1       $      78.6       $    235.7      $       643.2           36.6

  Accident and Health Insurance                   189.5              95.3            150.5              244.7           61.5
                                          -------------       -----------       ----------      -------------

    Total Premiums                        $       675.6       $     173.9       $    386.2      $       887.9           43.5%
                                          =============       ===========       ==========      =============


                            RELIASTAR FINANCIAL CORP.
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                     AS OF DECEMBER 31, 1999, 1998 AND 1997
                                  (In Millions)

COLUMN A                                      COLUMN B                  COLUMN C                COLUMN D          COLUMN E
--------                                      --------                  --------                --------          --------
                                                                        Additions
                                                                 ------------------------
                                             Balance at         Charged to                                         Balance
                                              Beginning         Costs and    Charged to                            at End of
Description                                   of Period          Expenses   Other Accounts     Deductions1          Period
-----------                                 ----------------     ---------  --------------     -----------         -------
1999
----
Commercial Mortgage Loans                        $9.4               -              -              $(.7)              $8.7

Residential Mortgage Loans                        1.1               -              -                 -                1.1

Foreclosed Real Estate                            6.8          $   .9              -              (3.7)               4.0

Real Estate                                       2.2               -              -              (1.5)                .7

Other Invested Assets                             6.0             8.4              -              (5.9)               8.5

Accounts and Notes Receivable                     2.5             6.7              -              (4.8)               4.4

1998
----
Commercial Mortgage Loans                        $9.4               -              -                 -               $9.4

Residential Mortgage Loans                        1.1               -              -                 -                1.1

Foreclosed Real Estate                            9.1          $  1.9              -             $(4.2)               6.8

Real Estate                                       2.8              .2              -               (.8)               2.2

Other Invested Assets                             2.7             3.3              -                 -                6.0

Accounts and Notes Receivable
   and Other Assets                               2.1             1.0              -               (.6)               2.5

1997
----
Commercial Mortgage Loans                       $11.0           $ 2.0              -             $(3.6)              $9.4

Residential Mortgage Loans                         .7              .4              -                 -                1.1

Foreclosed Real Estate                           11.2             1.6              -              (3.7)               9.1

Real Estate                                       2.1              .7              -                 -                2.8

Other Invested Assets                             2.6              .1              -                 -                2.7

Accounts and Notes Receivable                     2.2              .1              -               (.2)               2.1




1 The deductions are for reserves released upon disposal of the related asset or upon foreclosure of the property underlying the loan at which time the foreclosed property is recorded at fair value.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis and the State of Minnesota, on the 17th day of March 2000.

                                             RELIASTAR FINANCIAL CORP.


                                       By          JOHN G. TURNER*
                                         ------------------------------------
                                             John G. Turner, Chairman and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 17th day of March 2000 by the following persons on behalf of the Registrant and in the capacities indicated.



       JOHN G. TURNER*               Chairman and Chief Executive Officer
-------------------------------          (Principal Executive Officer)
         John G. Turner


       JAMES R. MILLER*              Senior Vice President, Chief Financial
-------------------------------          Officer and Treasurer (Principal
        James R. Miller                  Financial Officer)


       CHRIS D. SCHREIER*            Vice President and Controller
-------------------------------          (Principal Accounting Officer)
         Chris D. Schreier


CAROLYN H. BALDWIN
DAVID C. COX
RICHARD U. DE SCHUTTER
JOHN H. FLITTIE
LUELLA GROSS GOLDBERG               A majority of the
WILLIAM A. HODDER                   Board of Directors*
JAMES J. HOWARD, III
RANDY C. JAMES
RICHARD L. KNOWLTON
DAVID A. KOCH
JAMES J. RENIER
ROBERT C. SALIPANTE
JOHN G. TURNER

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



                                              /s/  Richard R. Crowl
                                       ----------------------------------
                                       Richard R. Crowl, Attorney-in-Fact

                            ReliaStar Financial Corp.
                                  Exhibit Index


Exhibit No.       Description                                               Page
----------        ----------                                                ----
10                Material Contracts:

                  Form of Three Year Management Employee Agreement          27

13                Registrant's Annual Report for the year ended
                    December 31, 1999, is filed as an exhibit to the
                    extent incorporated by reference herein                 41

21                Subsidiaries                                              81

23                Consent                                                   83

24                Powers of Attorney                                        84

27                Financial Data Schedule                                  100