Form 10-Q
period 2000-03-31
RELIASTAR FINANCIAL CORP
filed 2000-05-15
CIK 841528

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(Mark One)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________________ to _________________.

Commission File Number 1-10640
                       -------

                            RELIASTAR FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 41-1620373
--------------------------------                 -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

            20 WASHINGTON AVENUE SOUTH, MINNEAPOLIS, MINNESOTA 55401
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (612) 372-5432
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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
YES   X      NO
   -------     -------

Number of shares of common stock outstanding as of April 28, 2000 was 89,502,477.

Part I-Financial Information
Item 1. Financial Statements

                            RELIASTAR FINANCIAL CORP.
                      Condensed Consolidated Balance Sheets
                                  (in millions)
                                   (unaudited)

                                                      March 31, 2000  December 31, 1999
                                                      --------------  -----------------
ASSETS
Fixed Maturity Securities                              $  11,344.7       $  11,041.8
Equity Securities                                             55.9              54.9
Mortgage Loans on Real Estate                              2,289.2           2,309.7
Real Estate and Leases                                        16.6              20.6
Policy Loans                                                 744.5             739.9
Other Invested Assets                                        157.0             138.6
Short-Term Investments                                        69.9             157.7
                                                       -----------       -----------
     Total Investments                                    14,677.8          14,463.2
Cash                                                          16.7              47.9
Accounts and Notes Receivable                                403.2             334.6
Reinsurance Receivable                                       601.8             605.4
Deferred Policy Acquisition Costs                          1,556.1           1,514.9
Present Value of Future Profits                              421.7             436.0
Property and Equipment, Net                                  131.6             126.5
Accrued Investment Income                                    204.3             199.1
Other Assets                                                 778.8             730.5
Participation Fund Account Assets                            310.7             310.9
Assets Held in Separate Accounts                           6,757.9           6,196.7
                                                       -----------       -----------
       TOTAL ASSETS                                    $  25,860.6       $  24,965.7
                                                       ===========       ===========

LIABILITIES
Future Policy and Contract Benefits                    $  13,656.1       $  13,671.4
Pending Policy Claims                                        604.3             585.7
Other Policyholder Funds                                     436.2             393.1
Amounts Due Under Reverse Repurchase Agreements              108.5            --
Notes and Mortgages Payable                                  829.3             803.6
Income Taxes                                                  76.3              58.1
Other Liabilities                                            866.3             763.4
Participation Fund Account Liabilities                       310.7             310.9
Liabilities Related to Separate Accounts                   6,752.4           6,191.2
                                                       -----------       -----------
       TOTAL LIABILITIES                                  23,640.1          22,777.4
                                                       -----------       -----------

Company-Obligated Mandatorily Redeemable Preferred
   Securities Issued by Consolidated Subsidiaries            242.7             242.6
                                                       -----------       -----------

SHAREHOLDERS' EQUITY
Common Stock (Shares Issued: 2000 and 1999, 98.1)               .9                .9
Additional Paid-in Capital                                   988.6           1,008.1
Retained Earnings                                          1,376.7           1,321.6
Accumulated Other Comprehensive Income                      (136.4)           (107.5)
Note Receivable from ESOP                                    (16.4)            (17.6)
Unamortized Restricted Stock Awards                           (3.1)              (.6)
Treasury Common Stock, at Cost
   (Shares Held: 2000, 8.6; 1999, 9.2)                      (232.5)           (259.2)
                                                       -----------       -----------
       TOTAL SHAREHOLDERS' EQUITY                          1,977.8           1,945.7
                                                       -----------       -----------

       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                            $  25,860.6       $  24,965.7
                                                       ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                   Condensed Consolidated Statements of Income
                      (in millions, except per share data)
                                   (unaudited)

                                                               Three Months Ended March 31
                                                               ---------------------------
                                                                    2000          1999
                                                                  ---------    ---------
REVENUES
Premiums                                                          $   301.9    $   286.1
Net Investment Income                                                 285.6        277.3
Realized Investment Gains (Losses), Net                                 (.8)         2.5
Policy and Contract Charges                                           103.9         91.2
Other Income                                                          110.0         61.7
                                                                  ---------    ---------
     Total                                                            800.6        718.8
                                                                  ---------    ---------

BENEFITS AND EXPENSES
Benefits to Policyholders                                             413.6        404.5
Sales and Operating Expenses                                          184.1        148.1
Amortization of Deferred Policy Acquisition Costs
     and Present Value of Future Profits                               59.5         43.6
Interest Expense                                                       15.8          9.5
Dividends and Experience Refunds to Policyholders                       6.6          7.5
                                                                  ---------    ---------
     Total                                                            679.6        613.2
                                                                  ---------    ---------

Income Before Income Taxes and Dividends on Preferred
     Securities of Subsidiaries                                       121.0        105.6
Income Tax Expense                                                     43.6         37.9
Dividends on Preferred Securities of Subsidiaries, Net of Tax           3.3          3.3
                                                                  ---------    ---------

Net Income                                                        $    74.1    $    64.4
                                                                  =========    =========

NET INCOME PER COMMON SHARE
Basic                                                             $     .83    $     .73
                                                                  =========    =========

Diluted                                                           $     .82    $     .71
                                                                  =========    =========


Weighted Average Common Shares
     Basic                                                             89.3         88.8
     Diluted                                                           90.2         90.1

See accompanying notes to condensed consolidated financial statements.

                           RELIASTAR FINANCIAL CORP.
          Condensed Consolidated Statements of Shareholders' Equity
                           and Comprehensive Income
                     (in millions, except per share data)
                                  (unaudited)

                                                                        Three Months Ended March 31
                                                               ------------------------------------------------
                                                                Shareholders' Equity       Comprehensive Income
                                                               -----------------------     --------------------
                                                                  2000         1999         2000          1999
                                                               ---------    ----------     ------        ------
Common Stock
   Beginning and End of Period                                 $      .9    $      .9
                                                               ---------    ---------

Additional Paid-in Capital
   Beginning of Year                                             1,008.1      1,003.0
   Loss on Treasury Shares Reissued for Benefit Plans              (20.3)        (9.9)
   Tax Benefit on Stock Options Exercised                             .8          3.9
                                                               ---------    ---------
      End of Period                                                988.6        997.0
                                                               ---------    ---------

Retained Earnings
   Beginning  of Year                                            1,321.6      1,137.6
   Net Income                                                       74.1         64.4      $ 74.1        $   64.4
   Common Dividends to Shareholders: (Per Share: 2000,
       $.205; 1999, $.185)                                         (18.3)       (16.4)
   Other, Net                                                        (.7)         (.3)
                                                               ---------    ---------
      End of Period                                              1,376.7      1,185.3
                                                               ---------    ---------

Accumulated Other Comprehensive Income
   Beginning of Year                                              (107.5)       257.2
   Change for the Period                                           (28.9)      (103.0)      (28.9)        (103.0)
                                                               ---------    ---------      ------        -------
      End of Period                                               (136.4)       154.2
                                                               ---------    ---------

Note Receivable from ESOP
   Beginning of Year                                               (17.6)       (19.8)
   Repayments, Accrued or Paid                                       1.2           .6
                                                               ---------    ---------
      End of Period                                                (16.4)       (19.2)
                                                               ---------    ---------

Unamortized Restricted Stock Awards
   Beginning of Year                                                 (.6)         (.7)
   Awards, Net                                                      (2.7)         (.4)
   Amortization of Restricted Stock Awards                            .2           -
                                                               ---------    --------
      End of Period                                                 (3.1)        (1.1)
                                                               ---------    ---------

Treasury Common Stock
   Beginning of Year                                              (259.2)      (258.0)
   Acquired                                                         (3.5)       (27.5)
   Reissued                                                         30.2         20.2
                                                               ---------   ----------
      End of Period                                               (232.5)      (265.3)
                                                               ---------   ----------

Comprehensive Income (Loss)                                                                $ 45.2        $  (38.6)
                                                                                           ======        ========

Total Shareholders' Equity                                     $ 1,977.8    $ 2,051.8
                                                               =========    =========

See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
                 Condensed Consolidated Statements of Cash Flows
                                  (in millions)
                                   (unaudited)

                                                                          Three Months Ended March 31
                                                                          ---------------------------
                                                                              2000          1999
                                                                             ------        -------
OPERATING ACTIVITIES
Net Income                                                                   $ 74.1        $  64.4
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in)
  Operating Activities
     Interest Credited to Insurance Contracts                                 139.0          138.3
     Future Policy Benefits                                                  (169.8)        (170.1)
     Capitalization of Policy Acquisition Costs                               (97.3)         (66.2)
     Amortization of Deferred Policy Acquisition Costs and Present
        Value of Future Profits                                                59.5           43.6
     Deferred Income Taxes                                                     10.0           10.3
     Net Change in Receivables and Payables                                   129.6          (13.9)
     Other Assets                                                             (46.2)         (16.9)
     Realized Investment Losses (Gains), Net                                     .8           (2.5)
     Other                                                                    (10.5)           (.5)
                                                                             ------        -------
          Net Cash Provided by (Used in) Operating Activities                  89.2          (13.5)
                                                                             ------        -------

INVESTING ACTIVITIES
Proceeds from Sales of Fixed Maturity Securities                              303.6          135.2
Proceeds from Maturities or Repayment of Fixed Maturity Securities            258.8          322.1
Cost of Fixed Maturity Securities Acquired                                   (909.3)        (520.8)
Sales of Equity Securities, Net                                                  .6            1.6
Proceeds of Mortgage Loans Sold, Matured or Repaid                             58.3           96.8
Cost of Mortgage Loans Acquired                                               (38.9)        (149.7)
Sales of Real Estate and Leases, Net                                            4.5            2.9
Policy Loans Issued, Net                                                       (4.6)          (7.2)
Sales (Purchases) of Other Invested Assets, Net                               (15.6)            .4
Sales of Short-Term Investments, Net                                           87.8           30.9
Cash Paid for Acquisition, Net                                                (10.3)             -
                                                                             ------        -------
          Net Cash Used in Investing Activities                              (265.1)         (87.8)
                                                                             ------        -------

FINANCING ACTIVITIES
Deposits to Insurance Contracts                                               430.9          426.4
Maturities and Withdrawals from Insurance Contracts                          (408.0)        (331.5)
Increase in Amounts Due Under Reverse Repurchase Agreements, Net              108.5              -
Increase in Notes and Mortgages Payable                                        33.0           20.2
Repayment of Notes and Mortgages Payable                                       (7.8)           (.1)
Issuance of Common Stock Under Stock Option and Other Plans                     9.9           10.3
Dividends on Common Stock                                                     (18.3)         (16.4)
Acquisition of Treasury Common Stock                                           (3.5)         (27.5)
                                                                             ------        -------
          Net Cash Provided by Financing Activities                           144.7           81.4
                                                                             ------        -------
Net Decrease in Cash                                                          (31.2)         (19.9)
Cash at Beginning of Period                                                    47.9           21.5
                                                                             ------        -------
Cash at End of Period                                                        $ 16.7        $   1.6
                                                                             ======        =======

See accompanying notes to condensed consolidated financial statements.

                            RELIASTAR FINANCIAL CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with that reflected in the Annual Report of ReliaStar Financial Corp. (the Company or ReliaStar) for the year ended December 31, 1999 filed with the Securities and Exchange Commission (SEC). The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 1999, has been prepared by management without audit by independent certified public accountants. The condensed consolidated balance sheet as of December 31, 1999 has been derived from, and does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1999.

The information furnished includes all adjustments and accruals consisting only of normal, recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1999 Annual Report.

Note 2.  Segment Information

The Company operates in four reportable segments that are differentiated by products and/or marketing focus. The ReliaStar Life and Annuities segment sells life insurance and annuity products to individuals. The Worksite Financial Services (WFS) segment sells group and individual insurance products, 401(k) plans and financial services to employers and their employees at the worksite. The Reinsurance segment sells group life, health and specialty risk reinsurance and specialty insurance products in the U.S. and internationally. The Mutual Funds segment manages, markets and distributes open-end and closed-end mutual funds and structured finance products.

Operations not included in the four reportable segments are classified as Other Business Units and include the Company's broker/dealer, banking and trust operations. Financing costs, goodwill amortization, unallocated costs and consolidating/eliminating adjustments are reported in Corporate.

In the first quarter of 2000, the Company realigned its reporting segments to conform to changes in responsibility for the management of certain business operations. The Personal Financial Services (PFS) and Tax-Sheltered and Fixed Annuity segments, as well as the Company's personal finance education operations, were combined to form a new segment, ReliaStar Life and Annuities
(RLA). RLA's life and annuity operations are reported separately. In addition, certain payroll deduction business previously managed and reported with the PFS segment is now managed and reported with the WFS segment. The mutual fund operation, previously part of Other Business Units, is now reported separately as the Mutual Funds segment. Previously reported segment financial data has been restated to reflect these changes.

Selected segment data follows (in millions):

                                             Three Months Ended March 31
                                             ---------------------------
OPERATING INCOME/1/                             2000           1999
-------------------                            ------         ------
ReliaStar Life and Annuities:
   Life                                        $23.2          $18.2
   Annuities                                    24.9           26.9
                                               -----          -----
     Total                                      48.1           45.1
Worksite Financial Services                     15.6           14.9
Reinsurance                                      7.0            6.7
Mutual Funds                                     6.6            1.7
                                               -----          -----
     Total Reportable Segments                  77.3           68.4
Other Business Units                             2.3            1.4
Corporate                                       (6.0)          (7.0)
                                               -----          -----
Operating Income                                73.6           62.8
Net Realized Investment Gains                     .5            1.6
                                               -----          -----
Consolidated Net Income                        $74.1          $64.4
                                               =====          =====

/1/ Operating income is after-tax and excludes realized investment gains and losses and their impact on the amortization of deferred policy acquisition costs (DAC) and present value of future profits (PVFP).

                                           Three Months Ended March 31
                                           ---------------------------
OPERATING REVENUES                            2000           1999
------------------                           -------        -------
ReliaStar Life and Annuities:
   Life                                      $ 188.0        $ 182.3
   Annuities                                   190.3          174.9
                                             -------        -------
     Total                                     378.3          357.2
Worksite Financial Services                    213.7          197.7
Reinsurance                                    104.6          110.8
Mutual Funds                                    37.7            9.1
                                             -------        -------
     Total Reportable Segments                 734.3          674.8
Other Business Units                            65.3           37.9
Corporate                                        1.8            3.6
                                             -------        -------
     Operating Revenues                        801.4          716.3
Net Realized Investment Gains (Losses)           (.8)           2.5
                                             -------        -------
Consolidated Revenues                        $ 800.6        $ 718.8
                                             =======        =======

                                                 March 31        December 31
ASSETS UNDER MANAGEMENT                            2000              1999
-----------------------                         ----------       -----------
ReliaStar Life and Annuities:
   Life                                         $  4,939.5       $  4,816.9
   Annuities                                      11,252.6         10,861.9
                                                ----------       ----------
     Total                                        16,192.1         15,678.8
Worksite Financial Services                        4,505.3          4,298.6
Reinsurance                                          480.1            408.9
Mutual Funds                                      16,705.8         14,590.1
                                                ----------       ----------
     Total Reportable Segments                    37,883.3         34,976.4
Other                                                505.3            480.2
                                                ----------       ----------
Assets Under Management                           38,388.6         35,456.6
Net Unrealized Investment Losses                    (247.1)          (206.6)
Other Balance Sheet Assets                         4,424.9          4,305.8
Off-Balance Sheet Mutual Fund Client Assets      (16,705.8)       (14,590.1)
                                                ----------       ----------
Consolidated Assets                             $ 25,860.6       $ 24,965.7
                                                ==========       ==========

Note 3. Acquisition

On February 29, 2000, the Company signed an agreement to acquire Lexington Global Asset Managers. Inc. (Lexington) in a stock-and-cash transaction valued at approximately $47.5 million, subject to adjustment. As of March 31, 2000, Lexington had 13 mutual funds, including several international equity funds, and $3.6 billion in assets under management. The transaction is expected to close in July of 2000.

Note 4. Subsequent Event

On April 30, 2000, the Company, ING Groep, N.V. (ING), ING America Insurance Holdings, Inc. and SHP Acquisition Corp. executed an agreement and plan of merger which provides for the acquisition of ReliaStar by ING. In the merger, each outstanding share of ReliaStar common stock (other than those owned of record by ReliaStar's ESOP, or shares owned by holders who validly exercise dissenters' appraisal rights) will be converted into the right to receive $54 per share in cash. Shares owned by Reliastar's ESOP will be exchanged for ING American Depository Shares of equivalent value. The consummation of the transaction is subject to various conditions, including receipt of necessary regulatory approvals, and the approval of the Company's shareholders. The Company expects the merger to close during the third quarter of 2000.

Note 5. Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported shareholders' equity or net income.

Item 2 and 3. Management's Discussion and Analysis of Financial Condition
              and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

                            RELIASTAR FINANCIAL CORP.

RESULTS OF OPERATIONS

Results of operations by operating segment are summarized below (in millions):

                                                     Three Months
                                                    Ended March 31
                                               -----------------------
                                                2000             1999
                                               ------           ------
Operating Income (Loss)/1/
   ReliaStar Life and Annuities Segment:
      Life                                      $23.2            $18.2
      Annuities                                  24.9             26.9
                                                -----            -----
        Total                                    48.1             45.1
   Worksite Financial Services Segment           15.6             14.9
   Reinsurance Segment                            7.0              6.7
   Mutual Funds Segment                           6.6              1.7
   Other Business Units                           2.3              1.4
   Corporate                                     (6.0)            (7.0)
                                                -----            -----
Operating Income                                 73.6             62.8
Net Realized Investment Gains                      .5              1.6
                                                -----            -----
   Net Income                                   $74.1            $64.4
                                                =====            =====

/1/ Operating income is after-tax and excludes realized investment gains and losses and their impact on the amortization of deferred policy acquisition costs (DAC) and present value of future profits (PVFP).

ReliaStar Financial Corp. (the Company or ReliaStar) has four reportable operating segments: ReliaStar Life and Annuities (RLA), Worksite Financial Services (WFS), Reinsurance and Mutual Funds; and conducts its operations primarily through its life insurance subsidiaries and its mutual fund subsidiary. The life insurance subsidiaries include: ReliaStar Life Insurance Company (ReliaStar Life), Northern Life Insurance Company (Northern), Security-Connecticut Life Insurance Company (Security-Connecticut), and ReliaStar Life Insurance Company of New York (RLNY). The life insurance subsidiaries are sometimes collectively referred to as the Insurers. The mutual fund subsidiary is Pilgrim Capital Corporation.

In the first quarter of 2000, the Company realigned its reporting segments to conform to changes in responsibility for the management of certain business operations. The Personal Financial Services (PFS) and Tax-Sheltered and Fixed Annuity segments, as well as the Company's personal finance education operations, were combined to form a new segment, ReliaStar Life and Annuities
(RLA). RLA's life and annuity operations are reported separately. In addition, certain payroll deduction business previously managed and reported with the PFS segment is now managed and reported with the WFS segment. The mutual fund operation, previously part of Other Business Units, is now reported separately as the Mutual Funds segment. Previously reported segment financial data has been restated to reflect these changes.

The discussion of segment operating results that follows refers to the above after-tax segment results and, in each instance, amounts are after-tax unless otherwise indicated.

ReliaStar Life and Annuities
----------------------------

The RLA segment sells life insurance and annuity products to individuals. Operating income of the RLA segment for the first three months of 2000 increased $3.0 million, or 7%, compared with the same period in 1999. The increase in operating income was primarily due to increased assets under management and lower operating expense levels, offset in part by lower interest spreads and higher surrender rates.

The interest spread for the life business within RLA (RLA-Life) in the first quarter of 2000 was 229 basis points, down from 237 basis points in the first quarter of 1999. This decrease in spreads reflects a 13 basis point decrease in the portfolio yield and a 5 basis point reduction in the average crediting rate. For most of the RLA-Life business, crediting rates on in force business can be changed on the policy anniversary or some other date. The balance of the business has crediting rates that are reset annually at the beginning of the calendar year and are guaranteed for one year. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates.

Total RLA-Life assets under management increased to $4.9 billion as of March 31, 2000, from $4.5 billion as of March 31, 1999. Separate account assets under management increased to $1.2 billion as of March 31, 2000, from $.8 billion as of March 31, 1999.

RLA-Life operating results for the first three months of 2000 were also favorably affected by lower operating expenses and increased levels of fee-based revenues on interest-sensitive products.

For the annuity business within RLA (RLA-Annuity), the interest spread in the first quarter of 2000 was 281 basis points, down from 287 basis points in the first quarter of 1999. This decrease in spreads reflects a 1 basis point reduction in the average crediting rate and a 7 basis point decrease in the portfolio yield. For most of the RLA-Annuity business, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. The balance of the business has crediting rates that can be changed on the policy anniversary or some other date. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates and are guaranteed on most new deposits received to the end of the calendar year.

Total RLA-Annuity assets under management increased to $11.3 billion as of March 31, 2000, from $10.3 billion as of March 31, 1999. Separate account assets under management increased to $2.8 billion as of March 31, 2000, from $1.9 billion as of March 31, 1999.

RLA-Annuity operating results in the first quarter of 2000 were also unfavorably affected by higher surrender rates and higher operating expenses.

Total RLA sales (annualized new premiums and deposits) increased 31% for the first three months of 2000 to $302.9 million compared with $231.9 million in the same period of 1999. Individual life insurance sales for the first three months of 2000 increased 32% to $35.5 million compared with $26.8 million in the same period of 1999. The increase in individual life insurance sales reflects strong growth in variable universal life sales and term life sales, up 49% and 77%, respectively, from the first quarter of 1999. Individual annuity sales for the first three months of 2000 increased 30% to $267.4 million compared with $205.1 million in the same period of 1999. The increase reflects a 33% increase in variable annuity sales and a 27% increase in fixed annuity sales.

Worksite Financial Services
---------------------------

The WFS segment sells group and individual life insurance products, retirement plans and financial services to employers and their employees at the worksite. Operating income of the WFS segment for the first three months of 2000 increased $.7 million, or 5%, compared with the same period in 1999. The increase in operating income was primarily due to higher volume of group life business in the employee benefits unit and growth in assets under management in the retirement plans unit. These factors were partially offset by lower earnings from the closed block of pension business.

Total sales for the first three months of 2000 increased 13% to $232.6 million compared with $206.2 million in the same period of 1999. The increase in sales reflects a 129% increase in group health sales, a 105% increase in individual life sales, a 5% increase in retirement plan sales, and a 5% decrease in group life sales.

Reinsurance
-----------

The Reinsurance segment sells group life, health, and specialty risk reinsurance and specialty insurance products in the United States and internationally. Operating income of the Reinsurance segment for the first three months of 2000 increased $.3 million, or 4%, compared with the same period in 1999. The increase in operating income was primarily due to favorable claims experience, partially offset by an 8% decrease in earned premiums. The ratio of claims to net earned premium was 65.2% in the first quarter of 2000, compared with 66.8% in the first quarter of 1999. Claims experience and overall profitability of workers compensation carve-out reinsurance in the first quarter of 2000 were consistent with those of the same period in 1999. Earnings in the reinsurance business can fluctuate based upon a number of factors, including pricing, market capacity, the availability and pricing of retrocessional programs, loss experience and the risk profile of the book of business included in this segment.

Total sales for the first three months of 2000 decreased 39% to $49.9 million compared with $81.4 million in the same period of 1999. The Company has chosen to maintain a high level of underwriting discipline on both new and renewing business in the current industry environment. As a result, sales in the first quarter of 2000 were lower than expected.

Mutual Funds
------------

The Mutual Fund segment manages, markets and distributes open-end and closed-end mutual funds and structured finance products. Operating income of the Mutual Fund segment for the first three months of 2000 was $6.6 million, compared with $1.7 million in the first quarter of 1999. The increase in operating income is due primarily to increased assets under management resulting from the acquisition of Pilgrim Capital Corp. in the fourth quarter of 1999. Assets under management rose from $4.1 billion at March 31, 1999, to $16.7 billion as of March 31, 2000.

Mutual Fund sales for the first three months of 2000 were $2.3 billion, compared with $.2 billion in the first quarter of 1999. The increase in sales reflects a strong equity market, the superior track record of the Pilgrim funds' performance and the effectiveness of Pilgrim's wholesaling efforts.

Other Business Units
--------------------

Other Business Units include the Company's broker/dealer, banking and trust operations. Operating income of the Other Business Units for the first three months of 2000 increased $.9 million, or 64%, compared with the same period in 1999. The increase in operating income was primarily due to increased broker/dealer volume.

Corporate
---------

Corporate includes financing costs, goodwill amortization, unallocated costs and consolidating/eliminating adjustments. Operating losses of Corporate for the first three months of 2000 decreased $1.0 million compared with the same period in 1999. The decrease in operating losses was primarily due to increased earnings on corporate invested assets and lower expenses, partially offset by higher interest expense related to increased borrowings and additional goodwill amortization expense.

Realized Investment Gains and Losses

The sources of net realized investment gains (losses) were as follows (in millions):

                                                            Three Months
                                                           Ended March 31
                                                        --------------------
                                                         2000          1999
                                                        ------        ------
Net Gains (Losses) on Sales of Investments
    Fixed Maturity Securities
     Gross Gains                                        $ 2.4         $ 6.0
     Gross Losses                                        (7.0)         (2.4)
    Equity Securities
     Gross Gains                                           .5           1.3
     Gross Losses                                          -             -
    Real Estate and Leases                                 .8           .4
    Other                                                 4.2           1.0
Provision for Losses on Investments
    Fixed Maturity Securities                            (1.2)         (3.4)
    Real Estate and Leases                                (.5)          (.4)
                                                        -----         -----
Pretax Realized Investment Gains (Losses)                 (.8)          2.5
DAC/PVFP Amortization 1                                   1.5           (.1)
Income Taxes                                              (.2)          (.8)
                                                        -----         -----
       Net Realized Investment Gains, Net of Tax        $  .5         $ 1.6
                                                        =====         =====

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

FINANCIAL CONDITION

Liquidity and Capital Resources - ReliaStar Financial Corp.

ReliaStar, as parent, is dependent upon payments received from its subsidiaries for dividends, interest and other charges to be able to pay dividends to shareholders, service its debt and pay other obligations. The payment of dividends, interest or other charges is subject to restrictions imposed by applicable insurance laws and regulations.

The payment of future dividends by ReliaStar to its shareholders will be largely dependent upon the ability of ReliaStar Life to pay dividends to the Company. Under Minnesota insurance law regulating the payment of dividends by ReliaStar Life, any such payment must be in an amount deemed prudent by ReliaStar Life's Board of Directors and, unless otherwise approved by the Commissioner of the Minnesota Department of Commerce (the Commissioner), must be paid solely from the adjusted earned surplus of ReliaStar Life. Adjusted earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds) less 25% of the amount of such earned surplus which is attributable to net unrealized capital gains. Further, without approval of the Commissioner, ReliaStar Life may not pay in any calendar year any dividend which, when combined with other dividends paid within the preceding 12 months, exceeds the greater of (i) 10% of ReliaStar Life's statutory surplus at the prior year-end or (ii) 100% of ReliaStar Life's statutory net gain from operations (not including realized capital gains) for the prior calendar year. For 2000, the amount of dividends which can be paid by ReliaStar Life without Commissioner approval is $208.4 million.

The Company has on file with the Securities and Exchange Commission (SEC), a shelf registration statement for the issuance of up to $500 million of debt and equity securities. As of March 31, 2000, $300 million of debt and equity securities were available for issuance under this shelf registration.

As of March 31, 2000, the Company had unsecured revolving credit facilities with banks totaling $350.0 million for general corporate purposes, of which $221.0 million remained available for borrowing under these facilities.

Liquidity and Capital Resources - Insurers

Liquidity for life insurance companies is measured by their ability to pay scheduled contractual benefits, pay operating expenses and fund investment commitments. Sources of liquidity include scheduled and unscheduled principal and interest payments on investments, premium payments and deposits, and the sale of liquid investments. These sources of liquidity for the Insurers significantly exceed scheduled uses.

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

The Insurers' investment portfolios represent a significant source of liquid assets. As of March 31, 2000, the Insurers' investment portfolios included $7.8 billion (30.3% of consolidated assets) of short-term investments and investment grade marketable bonds. The March 31, 2000 investment portfolio also included $2.6 billion of investment grade privately placed bonds which, while not publicly traded, are a source of liquidity.

The Company participates in reverse repurchase transactions. Such transactions involve the sale of corporate securities to a major securities dealer and a simultaneous agreement to repurchase the same security in 90 - 180 days. The proceeds are invested in new securities of intermediate duration. Amounts due related to reverse repurchase transactions as of March 31, 2000 were $108.5 million.

Some of the policies and annuities issued by the Insurers contain provisions which allow contractholders to withdraw or surrender their contracts under defined circumstances. These policies and annuities generally contain provisions which apply penalties or otherwise restrict the ability of contract holders to make such withdrawals or surrenders. The Insurers monitor the surrender and policy loan activity of their insurance products and manage the composition of their investment portfolios, including liquidity, in light of such activity. The current level of withdrawal and surrender activity is well below a level which would have a material effect on liquidity.

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

Consolidated Cash Flows

The Company's cash balance at March 31, 2000 was $16.7 million. During the first quarter of 2000, net cash provided by operating and financing activities was $89.2 million and $144.7 million, respectively, which was offset by net cash used in investing activities of $265.1 million.

The $89.2 million of net cash provided by operating activities was primarily the result of cash flow from premiums and investment income in excess of cash outflows for insurance benefits and sales and operating expenses. Net cash provided by financing activities of $144.7 million was primarily the result of net proceeds related to reverse repurchase agreements.

INVESTMENTS

The current investment strategy for the Company is designed to maintain the overall quality of the portfolios, to maintain an appropriate liquidity position, to assure appropriate asset/liability structures, to achieve asset type diversification and to avoid issuer concentration.

The Company intends to direct most of its new investment cash flow during the reminder of 2000 to the acquisition of investment grade bonds and commercial mortgages. Investment grade marketable bonds include both corporate issues and structured finance securities such as asset-backed securities, collateralized mortgage obligations (CMOs) and other mortgage-backed securities. The Company will make new investments in below investment grade bonds subject to overall limitations.

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

The following table provides information regarding the composition of the Company's invested assets (in millions):

                                      March 31, 2000       December 31, 1999
                                   -------------------    --------------------
                                    Amount     Percent     Amount     Percent
                                   ---------   -------    ---------    -------
Investment Grade Bonds:
    Marketables                    $ 7,770.4     52.9%    $ 7,415.0     51.3%
    Private Placements               2,644.0     18.0       2,705.0     18.7
Below Investment Grade Bonds:
    Marketables                        497.2      3.4         489.4      3.4
    Private Placements                 407.4      2.8         409.3      2.8
Redeemable Preferred Stock              25.7       .2          23.1       .1
                                   ---------    -----     ---------    -----
    Fixed Maturity Securities       11,344.7     77.3      11,041.8     76.3
Equity Securities                       55.9       .4          54.9       .4
Commercial Mortgages                 1,849.6     12.6       1,868.5     12.9
Residential and Other Mortgages        439.6      3.0         441.2      3.0
Real Estate                             16.6       .1          20.6       .2
Policy Loans                           744.5      5.1         739.9      5.1
Short-Term Investments                  69.9       .4         157.7      1.1
Other                                  157.0      1.1         138.6      1.0
                                   ---------    -----     ---------    -----
    Total Invested Assets          $14,677.8    100.0%    $14,463.2    100.0%
                                   =========    =====     =========    =====

Fixed Maturity Securities

The amounts invested in fixed maturity securities as of March 31, 2000, and December 31, 1999, were $11.3 billion and $11.0 billion, respectively. The average marketable and private placement bond investments in a single corporate issuer (excluding structured finance securities such as CMOs, mortgage-backed pass through and asset-backed securities) as of March 31, 2000, were $9.3 million and $8.0 million, respectively.

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

As of March 31, 2000, the weighted average book yields of the Company's investment grade portfolio and below investment grade portfolio were 7.6% and 8.6%, respectively. The weighted average book yield is not necessarily reflective of the net investment income ultimately realized by the Company. Investments with greater credit risk have a greater risk of default than investment grade securities, and accordingly, some of the incremental book yield of the below investment grade portfolio may not be realized.

The following tables identify the amortized cost and the fair value of the Company's fixed maturity securities with respect to each NAIC credit rating category (in millions):

                                                      March 31, 2000
------------------------------------------------------------------------------------------------------------------
                                  Marketables                                    Private Placements
                ----------------------------------------------    ------------------------------------------------
NAIC            Amortized       Gross Unrealized        Fair        Amortized       Gross Unrealized        Fair
                                ----------------                                    ----------------
Rating            Cost         Gains     (Losses)       Value         Cost         Gains      (Losses)      Value
------            ----         -----     --------       -----         ----         -----      --------      -----
1               $5,290.2       $67.3      $(103.0)    $5,254.5     $   928.6      $  7.6      $ (26.7)   $   909.5
2                2,578.1        19.3        (81.5)     2,515.9       1,797.9         5.5        (68.9)     1,734.5
3                  444.1         1.8        (37.4)       408.5         302.6          .4        (18.0)       285.0
4                  105.8          .1        (18.3)        87.6         103.8         1.1         (1.0)       103.9
5                     .1           -          (.1)          -           15.4           -          (.2)        15.2
6                    1.4           -          (.3)         1.1           3.6           -          (.3)         3.3
Redeemable
  Preferred
  Stock             13.9           .1        (2.0)        12.0          13.7           -            -         13.7
                --------       ------    --------    ---------     ---------       -----       ------    ---------
    Total       $8,433.6       $88.6      $(242.6)    $8,279.6      $3,165.6       $14.6      $(115.1)   $ 3,065.1
                ========       =====      =======     ========      ========       =====      ========   =========

                                                     December 31, 1999
------------------------------------------------------------------------------------------------------------------
                                  Marketables                                    Private Placements
                ----------------------------------------------    ------------------------------------------------
NAIC            Amortized       Gross Unrealized        Fair        Amortized       Gross Unrealized        Fair
                                ----------------                                    ----------------
Rating            Cost         Gains     (Losses)       Value         Cost         Gains      (Losses)      Value
------            ----         -----     --------       -----         ----         -----      --------      -----

1               $5,097.0       $58.6      $(117.0)    $5,038.6     $   945.5       $ 8.8       $(25.3)   $   929.0
2                2,439.7        19.3        (82.6)     2,376.4       1,816.7        10.0        (50.7)     1,776.0
3                  418.1         3.0        (20.6)       400.5         294.0          .9         (9.6)       285.3
4                   94.5         1.5         (8.9)        87.1         104.4         1.5          (.4)       105.5
5                     .1           -           -            .1          15.5          .1          (.4)        15.2
6                    1.7           -           -           1.7           3.6           -          (.3)         3.3
Redeemable
  Preferred
  Stock             11.0          .3         (1.5)         9.8          13.3           -            -         13.3
                --------       -----     --------    ---------     ---------       -----       ------    ---------
    Total       $8,062.1       $82.7      $(230.6)    $7,914.2      $3,193.0       $21.3       $(86.7)   $ 3,127.6
                ========       =====      =======     ========      ========       =====       ======    =========

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties (in millions).

                                  March 31, 2000        December 31, 1999
                               --------------------- ----------------------
                               Amortized     Fair    Amortized      Fair
                                  Cost       Value     Cost         Value
                               ---------   --------- ----------   ---------
Maturing in:
   One Year or Less            $   354.4   $   354.8  $   417.1   $   416.6
   One to Five Years             3,427.2     3,374.6    3,467.1     3,455.5
   Five to Ten Years             2,928.8     2,829.9    2,858.7     2,782.2
   Ten Years or Later            1,215.3     1,181.7    1,195.4     1,154.0
Mortgage-Backed/Structured
  Finance                        3,673.5     3,603.7    3,316.8     3,233.5
                               ---------   --------- ----------   ---------
   Total                       $11,599.2   $11,344.7  $11,255.1   $11,041.8
                               =========   =========  =========   =========

The Company's marketable and private placement bond portfolios were diversified by industry (based upon amortized cost) as set forth in the following table:

                                          Marketables                 Private Placements
                                   --------------------------    ---------------------------
                                   March 31,     December 31,    March 31,      December 31,
                                     2000            1999          2000             1999
                                   ---------     ------------    ---------      ------------
Basic Materials                       6.0%            6.2%          6.4%             6.3%
Consumer Non-Cyclical                 4.7             5.0          15.2             15.4
Consumer Products/Services            9.9            10.1          15.2             15.2
Energy                                5.3             5.3           7.0              7.0
Financial Services                   16.7            18.2          14.6             14.2
Government                            1.9             2.2            .1               .1
Industrial                            4.1             4.4          10.8             11.6
Mortgage-Backed/Structured
   Finance                           37.2            34.5          17.2             16.9
Real Estate                           1.2             1.3           2.1              2.0
Retailing                             1.6             1.6           3.9              4.0
Technology                            2.2             2.1           1.6              1.7
Utilities                             9.2             9.1           5.9              5.6
                                    -----           -----         -----           ------
    Total                           100.0%          100.0%        100.0%           100.0%
                                    =====           =====         =====            =====

Below Investment Grade Investments

Issuers of below investment grade debt frequently have relatively high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are issuers of investment grade securities.

The largest investment in below investment grade bonds of any one borrower was approximately two-tenths of one percent of invested assets at March 31, 2000. The largest investment in below investment grade bonds of any one industry grouping was approximately 1.4% of invested assets at March 31, 2000. The portfolio of below investment grade bonds is regularly analyzed and managed in an effort to avoid concentration risks.

Mortgage-Backed/Structured Finance Securities

The Company's investment policy permits the acquisition of mortgage-backed securities and collateralized mortgage obligations (collectively referred to as MBS securities) provided that the Company's aggregate investment in MBS securities shall not exceed 50% of its statutory assets. The Company's investment strategy has been to invest primarily in actively traded MBS securities which are structured to reduce prepayment risk as compared to direct investments in the underlying mortgage collateral. The amortized cost and estimated fair value of investments in MBS securities, categorized by interest rates on the underlying collateral, were as follows (in millions):

                                                March 31, 2000
                                       --------------------------------
                                       Amortized
                                         Cost                Fair Value
                                       ---------             ----------
Adjustable Rate Pass Through:
    Below 7%                           $   29.1               $   29.0
    Above 7%                               39.8                   39.7

Fixed Rate Pass Through:
    Below 9%                               49.1                   48.5
    Above 9%                                2.3                    2.4

Planned Amortization Class:
    Below 7%                              207.0                  211.6
    7% - 8%                               212.8                  217.2
    8% - 9%                                46.3                   47.6
    Above 9%                                 .9                     .9

Other:
    Below 7%                              233.6                  228.3
    7% - 8%                               240.8                  243.4
    8% - 9%                                64.1                   65.2
    Above 9%                                4.1                    4.1
                                       --------               --------
      Total                            $1,129.9               $1,137.9
                                       ========               ========

The Company invests in public and private asset-backed securities in addition to the MBS securities described above. As of March 31, 2000, the Insurers held asset-backed securities with an amortized cost of $2,543.6 million and a fair value of $2,465.8 million. These securities are collateralized by diversified pools of manufactured housing loans, credit card receivables, automobile loans, home equity loans, commercial mortgage loans, and high yield bank loans and corporate bonds. The investment strategy has been to purchase primarily senior structures and tranches that minimize prepayment and default risk. As of March 31, 2000, approximately 98% of the Company's asset-backed securities had investment grade ratings. Approximately 33% of these asset-backed securities are collateralized by manufactured housing loans, 20% by commercial mortgage loans, 19% by high yield bank loans and corporate bonds and 19% by home equity loans. The remaining 9% of asset-backed securities are backed by categories of collateral types that are not material on an individual basis.

Mortgage Loans

The Company's commercial mortgage loans generally range in size from $2 million to $26 million, with the average commercial mortgage loan investment as of March 31, 2000, being approximately $3.1 million.

The commercial mortgage loan portfolio diversification by property type and geographic region of the United States was as follows:

                                             March 31,       December 31,
                                               2000              1999
                                             ---------       ------------
Property Type
Apartment                                      25.1%             25.1%
Special Purpose                                22.5              22.8
Retail                                         20.8              20.6
Industrial                                     19.4              19.3
Office                                         10.4              10.4
Hotel/Motel                                     1.8               1.8
                                              -----             -----
     Total                                    100.0%            100.0%
                                              =====             =====

                                             March 31,       December 31,
                                               2000              1999
                                             ---------       ------------
Geographic Region
Midwest                                        36.4              36.0%
Pacific                                        23.4              24.0
Southeast                                      16.0              15.9
Northeast                                      11.8              11.5
Mountain                                        8.3               8.3
Southwest                                       4.1               4.3
                                              -----             -----
     Total                                    100.0%            100.0%
                                              =====             =====

The weighted average yield and the weighted average maturity of the loans in the commercial mortgage loan portfolio as of March 31, 2000, were 7.8% and 8.5 years, respectively.

The Company invests in individual and pools of individual residential mortgage loans in addition to the structured finance securities backed by residential mortgages. As of March 31, 2000, and December 31, 1999, the Insurers held $439.3 million and $440.9 million, respectively, of non-securitized residential mortgage loans.

Unrealized Investment Gains and Losses

All of the Company's debt and equity securities are classified as available-for-sale and carried at fair value on the Condensed Consolidated Balance Sheets with unrealized investment gains and losses excluded from income and reported as a component of accumulated other comprehensive income in shareholders' equity.

The components of net unrealized investment gains and losses included in accumulated other comprehensive income are shown below (in millions).

                                               March 31,       December 31,
                                                 2000              1999
                                               ---------       ------------
Unrealized Investment Losses                    $(260.0)         $(216.7)
DAC/PVFP                                           47.6             50.7
Deferred Income Taxes                              76.0             58.5
                                                -------          -------
     Net Unrealized Investment Losses           $(136.4)         $(107.5)
                                                =======          =======

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

Changes in market interest rates impact the market value of fixed interest rate securities. The change in market value of the Company's fixed maturity securities caused by changes in market interest rates is not expected to have a significant effect on results of operations or liquidity because: (i) the Company has the present intent and practice to hold most of its available-for-sale fixed maturity securities to maturity and (ii) the Company's asset/liability management activity is designed to monitor and adjust for the effects of changes in market interest rates.

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

The Company manages the composition of its capital structure by considering factors such as market conditions and the ratio of debt and trust-originated preferred securities to total capital.

The Company manages its interest rate risk by managing its assets within target duration ranges, based on the Company's liability profile. The Company uses duration analysis to estimate the amount of sensitivity to market interest rate changes. The duration of a bond or portfolio can be thought of as the life, in years, of a notional zero-coupon bond whose fair value would change by the same amount in response to any change in market interest rates. The portfolio duration includes the duration impact of interest rate swaps and caps.

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

The following table sets forth the asset duration, portfolio duration and target duration for the investment portfolio of each business segment shown below (in years):

                                                 March 31, 2000
                                    ---------------------------------------
                                      Asset        Portfolio      Target
                                    Duration       Duration      Duration
                                    --------       ---------     --------
ReliaStar Life and Annuities:
     Life                              4.6           4.6         3.5 - 5.0
     Annuities                         3.9           4.0         4.0 - 5.5
Worksite Financial Services            3.5           3.7         3.0 - 6.0
Reinsurance                            5.1           5.1         3.5 - 8.0

The Company uses interest rate swaps as part of its asset/liability management program. The Company has acquired a significant amount of certain shorter duration investments, such as floating rate or adjustable rate investments. Acquisition of these assets shortens the duration of an asset portfolio. The Company uses interest rate swaps to extend the duration of these portfolios as an alternative to purchasing longer duration investments.

At March 31, 2000, the Company had 46 interest rate swap contracts in effect with a notional amount of $734.5 million. At December 31, 1999, the Company had 51 interest rate swap contracts in effect with a notional amount of $790.5 million. During the first quarter of 2000, five interest rate swap contracts matured with a notional amount of $56 million. There were no terminations of interest rate swap contracts prior to maturity during the first quarter of 2000. The Company had no deferred gains or losses as of March 31, 2000, related to interest rate swap contracts terminated early. The estimated fair value of the interest rate swap contracts in effect at March 31, 2000, was an unrealized loss of $4.9 million, which is reported with other invested assets in the Condensed Consolidated Balance Sheets.

Most of the interest rate swap contracts are standard contracts whereby the Company pays a floating rate of interest (generally based upon the LIBOR rate as determined from time to time) and receives a fixed rate (generally a specified contract rate). The following table details the characteristics of the Company's interest rate swap contracts at March 31, 2000 (dollars in millions).

                                            Notional      Range of Fixed
                                             Amount       Rates Received
                                            --------      --------------
Maturing in:
   One Year or Less                         $314.5          5.3% - 6.5%
   One to Three Years                        240.0          6.3% - 8.2%
   Three to Five Years                       180.0          6.0% - 6.8%
                                            ------
     Total                                  $734.5
                                            ======

The Company monitors the effect of the swap position on reported income. The Company's investment portfolio includes a substantial amount of floating rate investments. Changes in market interest rates have an opposite (and approximately offsetting) effect on the reported income from the swap portfolio. Accordingly, the reported investment income (or loss) attributable to the Company's swap position will be approximately offset by the changed investment income of the Company's floating or adjustable rate investments in a changing rate environment. At March 31, 2000, the Company held $.7 billion of adjustable rate invested assets, short-term investments and cash.

The Company also uses interest rate caps as part of its overall interest rate risk management strategy for certain annuity products primarily to hedge the risk of investment losses due to product surrenders in an increasing interest rate environment. The Company held 8 interest rate caps with a notional amount of $510.0 million and a fair value of less than $.1 million as of March 31, 2000.

The Company holds certain call options indexed to the performance of the S&P 500 Index as part of its asset/liability management strategy for its equity-indexed annuity products. The Company held 54 call options with a notional amount of $63.3 million and an estimated fair value of $21.2 million as of March 31, 2000.

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

The amortized cost of Problem Investments, net of related write-offs and allowances and non-recourse debt, was $34.9 million and $35.8 million as of March 31, 2000, and December 31, 1999, respectively.

The amortized cost of Problem Investments reflects reductions for write-offs and allowances taken by the Company. The cumulative amounts of such write-offs and allowances on problem invested assets of the Company in the Condensed Consolidated Balance Sheets were $32.4 million and $32.2 million as of March 31, 2000, and December 31, 1999, respectively.

The Company also monitors its portfolios in an attempt to identify loans which are not currently classified as Problem Investments, but where the Company has knowledge which causes it to have serious doubts as to the ability of borrowers to comply with the present loan repayment terms. These loans (Potential Problem Investments) are subject to increased scrutiny and review by the Company. The amounts of private placements, marketable bonds and mortgage loan Potential Problem Investments were $26.3 million, $6.3 million and $7.0 million, respectively, at March 31, 2000.

KNOWN TRENDS AND UNCERTAINTIES WHICH MAY AFFECT FUTURE REPORTED RESULTS

ING Acquisition
On April 30, 2000, the Company, ING Groep, N.V. (ING), ING America Insurance Holdings, Inc. and SHP Acquisition Corp. executed an agreement and plan of merger which provides for the acquisition of ReliaStar by ING. In the merger, each outstanding share of ReliaStar common stock (other than those owned of record by ReliaStar's ESOP, or shares owned by holders who validly exercise dissenters' appraisal rights) will be converted into the right to receive $54 per share in cash. Shares owned by ReliaStar's ESOP will be exchanged for ING American Depository Shares of equivalent value. The consummation of the transaction is subject to various conditions, including receipt of necessary regulatory approvals, and the approval of the Company's shareholders. The Company expects the merger to close during the third quarter of 2000. If the merger were not to be consummated, such failure could have a material adverse effect upon the Company's financial condition and results of operations.

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

The enactment of the Gramm Leach Biley Act of 1999 will implement substantial changes in the regulation of the financial services industry in the United States. This act has removed historical limitations on the ability of banks to engage in securities related businesses and affiliate with insurance companies. As a result of the passage of this act, bank holding companies, many with greater resources, may directly compete with the Insurers.

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

Litigation
The Company is a defendant in a number of lawsuits arising out of the normal course of its business. Some of the claims seek to be granted class action status and many of the claims seek both compensatory and punitive damages. In the opinion of management, the ultimate resolution of such litigation will not have a material adverse impact to the financial position of the Company. It should be noted, however, that a number of financial services companies have been subjected to significant awards in connection with punitive damages claims and the Company can make no assurances that it will not be subjected to such an award. The defense of the putative class actions pending against the Company may require the commitment of substantial internal resources and the retention of legal counsel and expert advisors.

The Company is a defendant in litigation in New York State court regarding an alleged reinsurance contract. The plaintiff alleges damages in excess of $100 million. The Company believes that no contract exists and the suit is without merit. The Company filed a motion for summary judgement on February 18, 2000. The Company can make no assurances that its motion for summary judgement will prevail or that if this case goes to trial, such litigation will not result in a material adverse impact to the Company's results of operations.

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

Certain Forward-Looking Information
This report contains forward-looking information, which discusses known trends and uncertainties including, but not limited to: claims experience, underwriting objectives, withdrawal and surrender activity, direction of new investment cash flow, impacts of changes in interest rates on the Insurers' investment portfolio and strategies to mitigate such effects. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information is indicated by the use of such words as "anticipates," "expects," "believes," "should," "could," "intends," "estimates," and "may," or other comparable language. ReliaStar identifies the following important factors that could cause ReliaStar's actual results to differ materially from any results that might be projected by ReliaStar in forward-looking information. All of these factors are difficult to predict, and many are beyond the control of the Company. Accordingly, although ReliaStar believes that the assumptions underlying the forward-looking information are reasonable, there can be no assurances that those assumptions will approximate actual experience. The important factors include the following:
o General economic conditions, including prevailing interest rates and the performance of the stock market which may affect the Company's ability to sell its products;
o    The market value of the Company's investments;
o The lapse rate and profitability of the insurance policies issued by ReliaStar;
o Mortality and morbidity factors in ReliaStar's insurance business (including the effect of the Company's reinsurance and retrocession risk management programs);
o Changes in federal tax laws, which could adversely affect the tax advantages of certain of the Company's products;
o Legislative or regulatory changes affecting financial institutions, including those affecting bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of insurance products;
o    Industry consolidation and competition; and
o    Retention of key employees.

You should also consider other risks and uncertainties discussed in documents filed by ReliaStar with the Securities and Exchange Commission. ReliaStar has no obligation to update forward-looking information.

Part II. Other Information


                            RELIASTAR FINANCIAL CORP.


Item 6.  Exhibits and Reports on Form 8-K:

         (a)   Exhibits:

                    2 Agreement and Plan of Merger, dated as of February 28, 2000, among ReliaStar Financial Corp., Pilgrim Capital Corporation and Lexington Global Asset Managers, Inc.
                         (LGAM) (incorporated by reference to Exhibit 2.1 to the LGAM's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-26868)

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

                    4 Amended and Restated Rights Agreement dated as of February 11, 1999, as amended as of April 30, 2000, between ReliaStar Financial Corp. and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Amendment to Registration Statement of Form 8-A/A dated February 26, 1999 and May 3, 2000)

                    11   Statement re Computation of Per Share Earnings

                    27   Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended March 31, 2000:

                    Form 8-K dated as of February 2, 2000, with respect to the Registrant's release of financial results for the three months and twelve months ended December 31, 1999

                    Form 8-K dated as of February 8, 2000, with respect to the Registrant's on-site meeting with securities analysts.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Dated       May 12, 2000
                                                --------------------

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