Form 10-Q
period 2000-06-30
RELIASTAR FINANCIAL CORP
filed 2000-08-11
CIK 841528

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________________ to _________________.

Commission File Number 1-10640
                       -------

                           RELIASTAR FINANCIAL CORP.
               -------------------------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                                      41-1620373
---------------------------------               -------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing, requirements for the past 90 days.
YES     X      NO  ______
     -------

Number of shares of common stock outstanding as of July 31, 2000 was 90,930,339.

Part I-Financial Information
Item 1. Financial Statements

                           RELIASTAR FINANCIAL CORP.
                     Condensed Consolidated Balance Sheets
                                 (in millions)
                                  (unaudited)

                                                                       June 30, 2000          December 31, 1999
                                                                       -------------          -----------------

ASSETS
Fixed Maturity Securities                                                $   11,048.3              $   11,041.8
Equity Securities                                                                55.8                      54.9
Mortgage Loans on Real Estate                                                 2,316.8                   2,309.7
Real Estate and Leases                                                           16.5                      20.6
Policy Loans                                                                    754.0                     739.9
Other Invested Assets                                                           157.5                     138.6
Short-Term Investments                                                          194.3                     157.7
                                                                         ------------              ------------
   Total Investments                                                         14,543.2                  14,463.2
Cash                                                                             51.1                      47.9
Accounts and Notes Receivable                                                   431.7                     334.6
Reinsurance Receivable                                                          651.2                     605.4
Deferred Policy Acquisition Costs                                             1,615.3                   1,514.9
Present Value of Future Profits                                                 411.7                     436.0
Property and Equipment, Net                                                     137.6                     126.5
Accrued Investment Income                                                       198.9                     199.1
Other Assets                                                                    775.5                     730.5
Participation Fund Account Assets                                               310.1                     310.9
Assets Held in Separate Accounts                                              6,588.4                   6,196.7
                                                                         ------------              ------------
    TOTAL ASSETS                                                         $   25,714.7              $   24,965.7
                                                                         ============              ============

LIABILITIES

Future Policy and Contract Benefits                                      $   13,556.1              $   13,671.4
Pending Policy Claims                                                           688.6                     585.7
Other Policyholder Funds                                                        441.5                     393.1
Amounts Due Under Reverse Repurchase Agreements                                 108.6                         -
Notes and Mortgages Payable                                                     822.5                     803.6
Income Taxes                                                                     41.6                      58.1
Other Liabilities                                                               914.2                     763.4
Participation Fund Account Liabilities                                          310.1                     310.9
Liabilities Related to Separate Accounts                                      6,582.9                   6,191.2
                                                                         ------------              ------------
    TOTAL LIABILITIES                                                        23,466.1                  22,777.4
                                                                         ------------              ------------

Company-Obligated Mandatorily Redeemable Preferred
 Securities Issued by Consolidated Subsidiaries                                 242.8                     242.6
                                                                         ------------              ------------

SHAREHOLDERS' EQUITY
Common Stock (Shares Issued: 2000 and 1999, 98.1)                                  .9                        .9
Additional Paid-in Capital                                                      986.0                   1,008.1
Retained Earnings                                                             1,416.5                   1,321.6
Accumulated Other Comprehensive Income                                         (179.5)                   (107.5)
Note Receivable from ESOP                                                       (15.8)                    (17.6)
Unamortized Restricted Stock Awards                                                 -                       (.6)
Treasury Common Stock, at Cost (Shares Held: 2000, 7.9; 1999, 9.2)             (202.3)                   (259.2)
                                                                         ------------              ------------
    TOTAL SHAREHOLDERS' EQUITY                                                2,005.8                   1,945.7
                                                                         ------------              ------------

    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                                                 $   25,714.7              $   24,965.7
                                                                         ============              ============

See accompanying notes to condensed consolidated financial statements.

                           RELIASTAR FINANCIAL CORP.
                  Condensed Consolidated Statements of Income
                     (in millions, except per share data)
                                  (unaudited)

                                                        Three Months Ended June 30      Six Months Ended June 30
                                                        --------------------------      ------------------------
                                                            2000             1999          2000           1999
                                                        -----------       ---------     ----------     ----------
REVENUES
Premiums                                                $    322.4        $   293.5      $   624.3       $  579.6
Net Investment Income                                        282.5            282.3          568.1          559.6
Realized Investment Gains (Losses), Net                        2.3              (.9)           1.5            1.6
Policy and Contract Charges                                  113.2             96.0          217.1          187.2
Other Income                                                 112.0             64.9          222.0          126.6
                                                        ----------        ---------      ---------       --------
  Total                                                      832.4            735.8        1,633.0        1,454.6
                                                        ----------        ---------      ---------       --------

BENEFITS AND EXPENSES
Benefits to Policyholders                                    443.7            392.9          857.3          797.4
Sales and Operating Expenses                                 202.0            157.7          386.1          305.8
Amortization of Deferred Policy Acquisition Costs
  and Present Value of Future Profits                         66.3             51.1          125.8           94.7
Interest Expense                                              17.2             10.1           33.0           19.6
Dividends and Experience Refunds to Policyholders              5.2              6.8           11.8           14.3
                                                        ----------        ---------      ---------       --------
  Total                                                      734.4            618.6        1,414.0        1,231.8
                                                        ----------        ---------      ---------       --------

Income Before Income Taxes and Dividends on

  Preferred Securities of Subsidiaries                        98.0            117.2          219.0          222.8
Income Tax Expense                                            35.4             42.2           79.0           80.1
Dividends on Preferred Securities of Subsidiaries,
  Net of Tax                                                   3.3              3.3            6.6            6.6
                                                        ----------        ---------      ---------       --------

Net Income                                              $     59.3        $    71.7      $   133.4       $  136.1
                                                        ==========        =========      =========       ========

NET INCOME PER COMMON SHARE
Basic                                                   $      .66        $     .82      $    1.49       $   1.54
                                                        ==========        =========      =========       ========

Diluted                                                 $      .65        $     .81      $    1.47       $   1.52
                                                        ==========        =========      =========       ========


Weighted Average Common Shares
     Basic                                                    89.9             87.9           89.6           88.4
     Diluted                                                  91.4             89.0           90.8           89.6

See accompanying notes to condensed consolidated financial statements.

                           RELIASTAR FINANCIAL CORP.
        Condensed Consolidated Statements of Shareholders' Equity and
                             Comprehensive Income
                     (in millions, except per share data)
                                  (unaudited)

                                                                           Six Months Ended June 30
                                                               ---------------------------------------------
                                                               Shareholders' Equity     Comprehensive Income
                                                               ----------------------     ------------------
                                                                  2000         1999         2000       1999
                                                               ---------    ---------     -------    -------
Common Stock
   Beginning and End of Period                                 $      .9    $      .9
                                                               ---------    ---------

Additional Paid-in Capital
   Beginning of Year                                             1,008.1      1,003.0
   Loss on Treasury Shares Reissued for Benefit Plans              (30.7)       (12.7)
   Tax Benefit on Stock Options Exercised                            8.6          4.8
                                                               ---------    ---------
      End of Period                                                986.0        995.1
                                                               ---------    ---------

Retained Earnings
   Beginning  of Year                                            1,321.6      1,137.6
   Net Income                                                      133.4        136.1     $ 133.4    $ 136.1
   Common Dividends to Shareholders: (Per Share: 2000,
       $.425; 1999, $.390)                                         (38.0)       (34.6)
   Other, Net                                                        (.5)           -
                                                               ---------    ---------
      End of Period                                              1,416.5      1,239.1
                                                               ---------    ---------
Accumulated Other Comprehensive Income

   Beginning of Year                                              (107.5)       257.2
   Change for the Period                                           (72.0)      (219.4)      (72.0)    (219.4)
                                                               ---------    ---------     -------    -------
      End of Period                                               (179.5)        37.8
                                                               ---------    ---------
Note Receivable from ESOP
   Beginning of Year                                               (17.6)       (19.8)
   Repayments, Accrued or Paid                                       1.8          1.2
                                                               ---------    ---------
      End of Period                                                (15.8)       (18.6)
                                                               ---------    ---------
Unamortized Restricted Stock Awards
   Beginning of Year                                                 (.6)         (.7)
   Awards, Net                                                      (2.7)         (.4)
   Amortization of Restricted Stock Awards                           3.3           .1
                                                               ---------    ---------
      End of Period                                                    -         (1.0)
                                                               ---------    ---------
Treasury Common Stock
   Beginning of Year                                              (259.2)      (258.0)
   Acquired                                                         (7.3)      (127.2)
   Reissued                                                         64.2         26.9
                                                               ---------    ---------
      End of Period                                               (202.3)      (358.3)
                                                               ---------    ---------
Comprehensive Income (Loss)                                                               $  61.4    $ (83.3)
                                                                                          =======    =======
Total Shareholders' Equity                                     $ 2,005.8    $ 1,895.0
                                                               =========    =========

See accompanying notes to condensed consolidated financial statements.

                           RELIASTAR FINANCIAL CORP.
                Condensed Consolidated Statements of Cash Flows
                                 (in millions)
                                  (unaudited)

                                                                                  Six Months Ended June 30
                                                                              ----------------------------------
                                                                                   2000                 1999
                                                                              ------------        --------------
OPERATING ACTIVITIES
Net Income                                                                    $      133.4        $        136.1
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in)
  Operating Activities
     Interest Credited to Insurance Contracts                                        273.3                 278.4
     Future Policy Benefits                                                         (359.5)               (332.6)
     Capitalization of Policy Acquisition Costs                                     (199.5)               (137.8)
     Amortization of Deferred Policy Acquisition Costs and Present
        Value of Future Profits                                                      125.8                  94.7
     Deferred Income Taxes                                                            14.1                  21.8
     Net Change in Receivables and Payables                                          180.8                 (32.0)
     Other Assets                                                                    (37.5)                 (8.3)
     Realized Investment Gains, Net                                                   (1.5)                 (1.6)
     Other                                                                           (20.9)                  (.1)
                                                                              ------------        --------------
          Net Cash Provided by Operating Activities                                  108.5                  18.6
                                                                              ------------        --------------
INVESTING ACTIVITIES
Proceeds from Sales of Fixed Maturity Securities                                     472.7                 327.2
Proceeds from Maturities or Repayment of Fixed Maturity Securities                   593.7                 703.1
Cost of Fixed Maturity Securities Acquired                                        (1,190.1)             (1,108.7)
Sales of Equity Securities, Net                                                        2.9                   5.0
Proceeds of Mortgage Loans Sold, Matured or Repaid                                   111.1                 169.6
Cost of Mortgage Loans Acquired                                                     (119.7)               (248.1)
Sales of Real Estate and Leases, Net                                                   4.9                  21.4
Policy Loans Issued, Net                                                             (14.1)                (18.7)
Purchases of Other Invested Assets, Net                                              (10.6)                 (2.6)
Sales (Purchases) of Short-Term Investments, Net                                     (36.6)                 33.8
Cash Paid for Acquisition, Net                                                       (10.3)                    -
                                                                              ------------        --------------
          Net Cash Used in Investing Activities                                     (196.1)               (118.0)
                                                                              ------------        --------------
FINANCING ACTIVITIES
Deposits to Insurance Contracts                                                      870.9                 849.7
Maturities and Withdrawals from Insurance Contracts                                 (895.4)               (694.2)
Increase in Amounts Due Under Reverse Repurchase Agreements, Net                     108.6                     -
Increase in Notes and Mortgages Payable                                               26.0                 106.4
Repayment of Notes and Mortgages Payable                                              (7.5)                  (.1)
Issuance of Common Stock Under Stock Option and Other Plans                           33.5                  14.2
Dividends on Common Stock                                                            (38.0)                (34.6)
Acquisition of Treasury Common Stock                                                  (7.3)               (127.2)
                                                                              ------------        --------------
          Net Cash Provided by Financing Activities                                   90.8                 114.2
                                                                              ------------        --------------
Net Decrease in Cash                                                                   3.2                  14.8
Cash at Beginning of Period                                                           47.9                  21.5
                                                                              ------------        --------------
Cash at End of Period                                                         $       51.1        $         36.3
                                                                              ============        ==============

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

Selected segment data follows (in millions):

                                                     Three Months Ended June 30          Six Months Ended June 30
                                                   -------------------------------      --------------------------
OPERATING INCOME/1/                                     2000               1999              2000          1999
-------------------                                -----------         -----------      -----------      ---------
ReliaStar Life and Annuities:
   Life                                            $      24.6         $      22.2      $      47.8      $    40.4
   Annuities                                              24.1                24.9             49.0           51.8
                                                   -----------         -----------      -----------      ---------
     Total                                                48.7                47.1             96.8           92.2
Worksite Financial Services                               13.5                16.3             29.1           31.2
Reinsurance                                                2.7                12.8              9.7           19.5
Mutual Funds                                               7.8                 1.4             14.4            3.1
                                                   -----------         -----------      -----------      ---------
     Total Reportable Segments                            72.7                77.6            150.0          146.0
Other Business Units                                       1.5                 1.4              3.8            2.8
Corporate                                                (16.3)               (7.2)           (22.3)         (14.2)
                                                   -----------         -----------      -----------      ---------
Operating Income                                          57.9                71.8            131.5          134.6
Net Realized Investment Gains (Losses)                     1.4                 (.1)             1.9            1.5
                                                   -----------         -----------      -----------      ---------
Consolidated Net Income                            $      59.3         $      71.7      $     133.4      $   136.1
                                                   ===========         ===========      ===========      =========

/1/ Operating income is after-tax and excludes realized investment gains and losses and their impact on the amortization of deferred policy acquisition costs (DAC) and present value of future profits (PVFP).

                                                   Three Months Ended June 30            Six Months Ended June 30
                                                   -------------------------------      --------------------------
OPERATING REVENUES                                    2000                1999              2000            1999
------------------                                 -----------         -----------      -----------      ---------
ReliaStar Life and Annuities:
   Life                                            $     188.8         $     189.7      $     376.8      $   372.0
   Annuities                                             188.0               179.0            378.3          353.9
                                                   -----------         -----------      -----------      ---------
     Total                                               376.8               368.7            755.1          725.9
Worksite Financial Services                              216.3               199.3            430.0          397.0
Reinsurance                                              127.1               109.5            231.7          220.3
Mutual Funds                                              39.5                 9.4             77.2           18.5
                                                   -----------         -----------      -----------      ---------
     Total Reportable Segments                           759.7               686.9          1,494.0        1,361.7
Other Business Units                                      68.0                43.1            133.3           81.0
Corporate                                                  2.4                 6.7              4.2           10.3
                                                   -----------         -----------      -----------      ---------
Operating Revenues                                       830.1               736.7          1,631.5        1,453.0
Realized Investment Gains (Losses), Net                    2.3                 (.9)             1.5            1.6
                                                   -----------         -----------      -----------      ---------
Consolidated Revenues                              $     832.4         $     735.8          1,633.0      $ 1,454.6
                                                   ===========         ===========      ===========      =========

                                                                                          June 30      December 31
ASSETS UNDER MANAGEMENT                                                                    2000            1999
-----------------------                                                                 -----------      ---------
ReliaStar Life and Annuities:
Life                                                                                    $   4,925.2      $ 4,816.9
Annuities                                                                                  11,056.9       10,861.9
                                                                                        -----------      ---------
    Total                                                                                  15,982.1       15,678.8
Worksite Financial Services                                                                 4,357.5        4,298.6
Reinsurance                                                                                   485.8          408.9
Mutual Funds                                                                               16,803.8       14,590.1
                                                                                        -----------      ---------
    Total Reportable Segments                                                              37,629.2       34,976.4
Other                                                                                         631.0          480.2
                                                                                        -----------      ---------
Assets Under Management                                                                    38,260.2       35,456.6
Net Unrealized Investment Losses                                                             (324.8)        (206.6)
Other Balance Sheet Assets                                                                  4,583.1        4,305.8
Off-Balance Sheet Mutual Fund Client Assets                                               (16,803.8)     (14,590.1)
                                                                                        -----------      ---------
Consolidated Assets                                                                     $  25,714.7      $24,965.7
                                                                                        ===========      =========

Note 3. Acquisition of Mutual Fund Company

On July 26, 2000, the Company completed the acquisition of Lexington Global Asset Managers, Inc. (Lexington) in a stock-and-cash transaction valued at approximately $50 million. As of July 26, 2000, Lexington had 13 mutual funds, including several international equity funds, and approximately $3.5 billion in assets under management.

Note 4. Merger with ING Groep, N.V.

On April 30, 2000, the Company, ING Groep, N.V. (ING), ING America Insurance Holdings, Inc. and SHP Acquisition Corp. executed an agreement and plan of merger which provides for the acquisition of ReliaStar by ING. In the merger, each outstanding share of ReliaStar common stock (other than those owned of record by ReliaStar's ESOP, or shares owned by holders who validly exercise dissenters' appraisal rights) will be converted into the right to receive $54 per share in cash. Shares owned by ReliaStar's ESOP will be exchanged for ING American Depository Shares of equivalent value. The consummation of the transaction is subject to various conditions, including receipt of necessary regulatory approvals. The Company's shareholders' approved the proposed transaction on July 27, 2000. The Company expects the merger to close on or about September 1, 2000.

Note 5. Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported shareholders' equity or net income.

Item 2 and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

                           RELIASTAR FINANCIAL CORP.


RESULTS OF OPERATIONS

Results of operations by operating segment are summarized below (in millions):

                                                        Three Months                      Six Months
                                                        Ended June 30                    Ended June 30
                                                   ----------------------           ------------------
                                                     2000        1999                   2000       1999
                                                     ----        ----                   ----       ----
Operating Income (Loss)/1/
   ReliaStar Life and Annuities Segment:
     Life                                           $ 24.6       $ 22.2                $  47.8     $ 40.4
     Annuities                                        24.1         24.9                   49.0       51.8
                                                    ------      -------                -------    -------
       Total                                          48.7         47.1                   96.8       92.2
   Worksite Financial Services Segment                13.5         16.3                   29.1       31.2
   Reinsurance Segment                                 2.7         12.8                    9.7       19.5
   Mutual Funds Segment                                7.8          1.4                   14.4        3.1
   Other Business Units                                1.5          1.4                    3.8        2.8
   Corporate                                         (16.3)        (7.2)                 (22.3)     (14.2)
                                                    ------      -------                -------   --------
Operating Income                                      57.9         71.8                  131.5      134.6
Net Realized Investment Gains (Losses)                 1.4          (.1)                   1.9        1.5
                                                    ------      -------                -------   --------
   Net Income                                       $ 59.3       $ 71.7                 $133.4    $ 136.1
                                                    ======      =======                =======    =======

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

ReliaStar Life and Annuities
----------------------------

The RLA segment sells life insurance and annuity products to individuals. Operating income of the RLA segment for the second quarter of 2000 increased $1.6 million, or 3%, compared with the same period in 1999. Year-to-date operating income increased 5% over the comparable period in 1999. The increase in operating income for the quarter and year-to-date periods compared with 1999, was primarily due to higher sales, offset in part by lower interest spreads and higher surrender rates on annuity products.

The interest spread for the life business within RLA (RLA-Life) in the second quarter of 2000 was 221 basis points, down from 239 basis points in the second quarter of 1999. This decrease in spreads reflects a 23 basis point decrease in the portfolio yield and a 5 basis point reduction in the average crediting rate. For most of the RLA-Life business, crediting rates on in force business can be changed on the policy anniversary or some other date. The balance of the business has crediting rates that are reset annually at the beginning of the calendar year and are guaranteed for one year. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates.

The interest spread for the annuity business within RLA (RLA-Annuities) in the second quarter of 2000 was 284 basis points, down from 294 basis points in the second quarter of 1999. This decrease in spreads reflects a 11 basis point decrease in the portfolio yield and a 1 basis point reduction in the average crediting rate. For most of the RLA-Annuities business, crediting rates on in force business are reset annually at the beginning of the calendar year and are guaranteed for one year. The balance of the business has crediting rates that can be changed on the policy anniversary or some other date. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates and are guaranteed on most new deposits received to the end of the calendar year.

Total RLA-Life assets under management increased to $4.9 billion as of June 30, 2000, from $4.5 billion as of June 30, 1999. RLA-Life separate account assets under management increased to $1.2 billion as of June 30, 2000, from $860.0 million as of June 30, 1999.

Total RLA-Annuities assets under management increased to $11.1 billion as of June 30, 2000, from $10.4 billion as of June 30, 1999. RLA-Annuities separate account assets under management increased to $2.8 billion as of June 30, 2000, from $2.1 billion as of June 30, 1999.

Total RLA sales (annualized new premiums and deposits) increased 24% for the second quarter of 2000 to $323.0 million compared with $261.3 million in the same period of 1999. Individual life insurance sales for the second quarter of 2000 increased 30% to $37.8 million compared with $29.1 million in the same period of 1999. The increase in individual life insurance sales reflects strong growth in variable universal life sales and term life sales, up 45% and 102%, respectively, from the second quarter of 1999. Individual annuity sales for the second quarter of 2000 increased 23% to $285.2 million compared with $232.2 million in the same period of 1999. The increase reflects a 18% increase in variable annuity sales and a 30% increase in fixed annuity sales. Total RLA sales increased 27% for the first six months of 2000 to $625.9 million compared with $493.2 million in the same period of 1999. Individual life insurance sales for the first six months of 2000 increased 31% to $73.3 million compared with $55.9 million in the same period of 1999. Individual annuity sales for the first six months of 2000 increased 26% to $552.6 million compared with $437.3 million in the same period of 1999.

Worksite Financial Services
---------------------------

The WFS segment sells group and individual life insurance products, retirement plans and financial services to employers and their employees at the worksite. Operating income of the WFS segment for the second quarter of 2000 decreased $2.8 million, or 17%, compared with the same period in 1999. Year-to-date operating income decreased 7% over the comparable period in 1999. The decrease in operating income for the quarter and year-to-date periods compared with 1999 was primarily due to unfavorable claims experience in employee benefits unit and lower earnings from the closed block of pension business. These factors were partially offset by growth in assets under management in the retirement plans unit.

Total sales for the second quarter of 2000 increased 39% to $201.1 million compared with $144.2 million in the same period of 1999 primarily due to a 43% increase in retirement plan sales. Total sales for the first six months of 2000 increased 24% to $433.7 million compared with $350.4 million in the same period of 1999 primarily due to a 22% increase in retirement plan sales.

Reinsurance
-----------

The Reinsurance segment sells group life, health, and specialty risk reinsurance and specialty insurance products in the United States and internationally. Operating income of the Reinsurance segment for the second quarter of 2000 decreased $10.1 million, compared with the same period in 1999. The decrease in operating income was primarily due to unfavorable claims experience. The aggregate ratio of net claims to net earned premium was 79.2% in the second quarter of 2000, compared with 63.6% in the second quarter of 1999. Year-to-date operating income decreased $9.8 million compared with the same period in 1999. Earnings in the reinsurance business can fluctuate based upon a number of factors, including pricing, market capacity, the availability and pricing of retrocessional programs, loss experience and the risk profile of the book of business included in this segment.

Total sales for the second quarter of 2000 decreased 68% to $24.8 million compared with $77.4 million in the same period of 1999. Total sales for the first six months of 2000 decreased 53% to $74.7 million compared with $158.8 million in the same period of 1999. The Company has chosen to maintain a high level of underwriting discipline on both new and renewing business in the current industry environment.

Mutual Funds
------------

The Mutual Fund segment manages, markets and distributes open-end and closed-end mutual funds and structured finance products. Operating income of the Mutual Fund segment for the second quarter of 2000 was $7.8 million, compared with $1.4 million in the second quarter of 1999. Year-to-date operating income of $14.4 million has increased 365% over the comparable period in 1999. The increase in operating income is primarily due to increased assets under management resulting from the acquisition of Pilgrim Capital Corp. in the fourth quarter of 1999. Assets under management rose from $4.4 billion at June 30, 1999, to $16.8 billion as of June 30, 2000.

Mutual Fund sales for the second quarter of 2000 were $1.3 billion, compared with $312.7 million in the second quarter of 1999. The increase in sales reflects a strong equity market, the track record of the Pilgrim funds' performance and the effectiveness of Pilgrim's wholesaling efforts. Total mutual fund sales for the first six months of 2000 were $3.6 billion, compared with $524.0 million in the same period of 1999.

Other Business Units
--------------------

Other Business Units include the Company's broker/dealer, banking and trust operations. Operating income of the Other Business Units for the second quarter of 2000 increased $.1 million, or 7%, compared with the same period in 1999. Year-to-date operating income increased 36% over the comparable period in 1999 primarily due to increased broker/dealer volume.

Corporate
---------

Corporate includes financing costs, goodwill amortization, unallocated costs and consolidating/eliminating adjustments. Operating losses of Corporate for the second quarter of 2000 increased $9.1 million compared with the same period in 1999. Year-to-date operating losses in 2000 increased $8.1 million over the comparable period in 1999. The increase in operating losses is primarily due to ING merger-related costs ($7.6 million, after-tax), higher interest expense and additional goodwill amortization expense.

Realized Investment Gains and Losses

The sources of net realized investment gains (losses) were as follows (in millions):

                                                                          Three Months              Six Months
                                                                          Ended June 30             Ended June 30
                                                                       -----------------         ----------------
                                                                       2000         1999        2000          1999
                                                                       ----         ----        ----          ----
Net Gains (Losses) on Sales of Investments
  Fixed Maturity Securities
    Gross Gains                                                       $2.3         $5.5         $4.7        $11.5
    Gross Losses                                                      (2.9)        (5.6)        (9.9)        (8.0)
  Equity Securities

    Gross Gains                                                        1.2           .5          1.7          1.2
    Gross Losses                                                         -          (.6)           -            -
  Mortgage Loans                                                         -           .5            -           .5
  Real Estate and Leases                                               (.2)          .3           .6           .9
  Other                                                                1.9          7.0          6.1          7.8
Provision for Losses on Investments
  Fixed Maturity Securities                                              -          (.1)        (1.2)        (3.5)
  Real Estate and Leases                                                 -            -          (.5)         (.4)
  Other                                                                  -         (8.4)           -         (8.4)
                                                                      ----         ----         ----         ----
Pretax Realized Investment Gains (Losses)                              2.3          (.9)         1.5          1.6
DAC/PVFP Amortization 1                                                (.1)          .9          1.4           .8
Income Taxes                                                           (.8)         (.1)        (1.0)         (.9)
                                                                      ----         ----         ----         ----
     Net Realized Investment Gains (Losses), Net of Tax               $1.4         $(.1)        $1.9         $1.5
                                                                      ====         =====        ====         ====

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

The Company has on file with the Securities and Exchange Commission (SEC), a shelf registration statement for the issuance of up to $500 million of debt and equity securities. As of June 30, 2000, $300 million of debt and equity securities were available for issuance under this shelf registration.

As of June 30, 2000, the Company had unsecured revolving credit facilities with banks totaling $250.0 million for general corporate purposes, of which $128.0 million remained available for borrowing under these facilities.

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

The Insurers' investment portfolios represent a significant source of liquid assets. As of June 30, 2000, the Insurers' investment portfolios included $7.5 billion (29.3% of consolidated assets) of short-term investments and investment grade marketable bonds. The June 30, 2000 investment portfolio also included $2.6 billion of investment grade privately placed bonds which, while not publicly traded, are a source of liquidity.

The Insurers participate in reverse repurchase transactions. Such transactions involve the sale of corporate securities to a major securities dealer and a simultaneous agreement to repurchase the same security in 90 - 180 days. The proceeds are invested in new securities of intermediate duration. Amounts due related to reverse repurchase transactions as of June 30, 2000 were $108.6 million.

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


Consolidated Cash Flows

The Company's cash balance at June 30, 2000 was $51.1 million. During the second quarter of 2000, net cash provided by operating and financing activities was $108.5 million and $90.8 million, respectively, which was offset by net cash used in investing activities of $196.1 million.

The $108.5 million of net cash provided by operating activities was primarily the result of cash flow from premiums and investment income in excess of cash outflows for insurance benefits and sales and operating expenses. Net cash provided by financing activities of $90.8 million was primarily the result of net proceeds related to reverse repurchase agreements.

INVESTMENTS

The current investment strategy for the Company is designed to maintain the overall quality of the portfolios, to maintain an appropriate liquidity position, to assure appropriate asset/liability structures, to achieve asset type diversification and to avoid issuer concentration.

The Company intends to direct most of its new investment cash flow during the remainder of 2000 to the acquisition of investment grade bonds and commercial mortgages. Investment grade marketable bonds include both corporate issues and structured finance securities such as asset-backed securities, collateralized mortgage obligations (CMOs) and other mortgage-backed securities. The Company will make new investments in below investment grade bonds subject to overall limitations.

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

The following table provides information regarding the composition of the Company's invested assets (in millions):

                                                           June 30, 2000           December 31, 1999
                                                       ---------------------       --------------------
                                                       Amount        Percent       Amount       Percent
                                                       ------        -------       ------       -------
Investment Grade Bonds:
    Marketables                                       $ 7,541.4       51.9%      $ 7,415.0       51.3%
    Private Placements                                  2,604.0       17.9         2,705.0       18.7
Below Investment Grade Bonds:
    Marketables                                           487.8        3.4           489.4        3.4
    Private Placements                                    386.4        2.6           409.3        2.8
Redeemable Preferred Stock                                 28.7         .2            23.1         .1
                                                      ---------      -----       ---------      -----
    Fixed Maturity Securities                          11,048.3       76.0        11,041.8       76.3
Equity Securities                                          55.8         .4            54.9         .4
Commercial Mortgages                                    1,901.5       13.1         1,868.5       12.9
Residential and Other Mortgages                           415.3        2.8           441.2        3.0
Real Estate                                                16.5         .1            20.6         .2
Policy Loans                                              754.0        5.2           739.9        5.1
Short-Term Investments                                    194.3        1.3           157.7        1.1
Other                                                     157.5        1.1           138.6        1.0
                                                      ---------      -----       ---------      -----
    Total Invested Assets                             $14,543.2      100.0%      $14,463.2      100.0%
                                                      =========      =====       =========      =====

Fixed Maturity Securities

The amounts invested in fixed maturity securities as of June 30, 2000 and December 31, 1999, was $11.0 billion. The average marketable and private placement bond investments in a single corporate issuer (excluding structured finance securities such as CMOs, mortgage-backed pass through and asset-backed securities) as of June 30, 2000, were $9.4 million and $8.0 million, respectively.

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

As of June 30, 2000, the weighted average book yields of the Company's investment grade portfolio and below investment grade portfolio were 7.7% and 8.5%, respectively. The weighted average book yield is not necessarily reflective of the net investment income ultimately realized by the Company. Investments with greater credit risk have a greater risk of default than investment grade securities, and accordingly, some of the incremental book yield of the below investment grade portfolio may not be realized.

The following tables identify the amortized cost and the fair value of the Company's fixed maturity securities with respect to each NAIC credit rating category (in millions):

                                                       June 30, 2000
------------------------------------------------------------------------------------------------------------------
                                  Marketables                                    Private Placements
                ----------------------------------------------    ------------------------------------------------
NAIC            Amortized       Gross Unrealized        Fair        Amortized       Gross Unrealized        Fair
                                ----------------                                    ----------------
Rating            Cost         Gains     (Losses)       Value         Cost         Gains      (Losses)      Value
------            ----         -----     --------       -----         ----         -----      --------      -----
1               $5,122.4       $51.4     $(131.5)    $5,042.3      $  942.4        $ 8.8      $ (26.9)   $   924.3
2                2,585.1        13.3       (99.3)     2,499.1       1,739.3          6.0        (65.6)     1,679.7
3                  442.2         2.1       (45.1)       399.2         286.4           .5        (19.8)       267.1
4                  105.9          .1       (18.6)        87.4          95.5           .9         (1.2)        95.2
5                     .1           -         -             .1          16.1            -          (.2)        15.9
6                    1.4           -         (.3)         1.1          10.1            -         (1.9)         8.2
Redeemable
  Preferred
  Stock             14.0          .4        (2.3)        12.1          16.6            -            -         16.6
                --------       -----     --------    --------      --------        -----      -------    ---------
    Total       $8,271.1       $67.3     $(297.1)    $8,041.3      $3,106.4        $16.2      $(115.6)   $ 3,007.0
                ========       =====     ========    ========      ========        =====      =======    =========

                                                     December 31, 1999
------------------------------------------------------------------------------------------------------------------
                                  Marketables                                    Private Placements
                ----------------------------------------------    ------------------------------------------------
NAIC            Amortized       Gross Unrealized        Fair        Amortized       Gross Unrealized        Fair
                                ----------------                                    ----------------
Rating            Cost         Gains     (Losses)       Value         Cost         Gains      (Losses)      Value
------            ----         -----     --------       -----         ----         -----      --------      -----
1               $5,097.0       $58.6     $(117.0)    $5,038.6      $  945.5       $ 8.8       $(25.3)    $  929.0
2                2,439.7        19.3       (82.6)     2,376.4       1,816.7        10.0        (50.7)     1,776.0
3                  418.1         3.0       (20.6)       400.5         294.0          .9         (9.6)       285.3
4                   94.5         1.5        (8.9)        87.1         104.4         1.5          (.4)       105.5
5                     .1           -           -           .1          15.5          .1          (.4)        15.2
6                    1.7           -           -          1.7           3.6           -          (.3)         3.3
Redeemable
  Preferred
  Stock             11.0          .3        (1.5)         9.8          13.3           -            -         13.3
                --------       -----     -------     --------      --------       -----       ------     --------
    Total       $8,062.1       $82.7     $(230.6)    $7,914.2      $3,193.0       $21.3       $(86.7)    $3,127.6
                ========       =====     =======     ========      ========       =====       ======     ========

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties (in millions).

                                                             June 30, 2000                December 31, 1999
                                                         -------------------              ------------------
                                                          Amortized     Fair              Amortized     Fair
                                                           Cost        Value               Cost        Value
                                                         -------       -----              ------       -----
Maturing in:
   One Year or Less                                    $   419.1    $   419.8          $   417.1    $   416.6
   One to Five Years                                     3,398.4      3,326.8            3,467.1      3,455.5
   Five to Ten Years                                     2,841.9      2,727.9            2,858.7      2,782.2
   Ten Years or Later                                    1,188.4      1,141.4            1,195.4      1,154.0
Mortgage-Backed/Structured Finance                       3,529.7      3,432.4            3,316.8      3,233.5
                                                      ----------   ----------          ---------    ---------
   Total                                               $11,377.5    $11,048.3          $11,255.1    $11,041.8
                                                       =========    =========          =========    =========

The Company's marketable and private placement bond portfolios were diversified by industry (based upon amortized cost) as set forth in the following table:

                                                      Marketables                   Private Placements
                                            -----------------------------        ------------------------
                                              June 30,      December 31,       June 30,       December 31,
                                                2000            1999             2000             1999
                                                ----            ----             ----             ----
Basic Materials                                  6.1%            6.2%             6.3%             6.3%
Consumer Non-Cyclical                            4.5             5.0             16.3             15.4
Consumer Products/Services                      10.2            10.1             13.6             15.2
Energy                                           5.7             5.3              6.8              7.0
Financial Services                              17.2            18.2             14.6             14.2
Government                                       1.8             2.2               .1               .1
Industrial                                       3.9             4.4             10.5             11.6
Mortgage-Backed/Structured
   Finance                                      35.9            34.5             18.2             16.9
Real Estate                                      1.3             1.3              2.1              2.0
Retailing                                        1.5             1.6              3.9              4.0
Technology                                       2.2             2.1              1.6              1.7
Utilities                                        9.7             9.1              6.0              5.6
                                               -----           -----            -----            -----
    Total                                      100.0%          100.0%           100.0%           100.0%
                                               =====           =====            =====            =====

Below Investment Grade Investments

Issuers of below investment grade debt frequently have relatively high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are issuers of investment grade securities.

The largest investment in below investment grade bonds of any one borrower was approximately one-tenth of one percent of invested assets at June 30, 2000. The largest investment in below investment grade bonds of any one industry grouping was approximately 1.3% of invested assets at June 30, 2000. The portfolio of below investment grade bonds is regularly analyzed and managed in an effort to avoid concentration risks.

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

                                                                                 June 30, 2000
                                                                    ---------------------------------
                                                                    Amortized
                                                                     Cost                Fair Value
                                                                     ----                ----------
Adjustable Rate Pass Through:
    Below 7%                                                      $   18.7               $   18.6
    Above 7%                                                          45.3                   45.0

Fixed Rate Pass Through:
    Below 9%                                                          48.2                   47.5
    Above 9%                                                           2.2                    2.3

Planned Amortization Class:
    Below 7%                                                         185.1                  189.3
    7% - 8%                                                          198.1                  202.8
    8% - 9%                                                           44.5                   45.7
    Above 9%                                                            .8                     .9

Other:
    Below 7%                                                         186.5                  180.7
    7% - 8%                                                          238.6                  238.8
    8% - 9%                                                           76.2                   76.6
    Above 9%                                                           3.7                    3.7
                                                                 ---------               --------
      Total                                                       $1,047.9               $1,051.9
                                                                 =========               ========

The Company invests in public and private asset-backed securities in addition to the MBS securities described above. As of June 30, 2000, the Insurers held asset-backed securities with an amortized cost of $2,481.8 million and a fair value of $2,380.5 million. These securities are collateralized by diversified pools of manufactured housing loans, credit card receivables, automobile loans, home equity loans, commercial mortgage loans, and high yield bank loans and corporate bonds. The investment strategy has been to purchase primarily senior structures and tranches that minimize prepayment and default risk. As of June 30, 2000, approximately 98% of the Company's asset-backed securities had investment grade ratings. Approximately 33% of these asset-backed securities are collateralized by manufactured housing loans, 21% by commercial mortgage loans, 19% by high yield bank loans and corporate bonds and 18% by home equity loans. The remaining 9% of asset-backed securities are backed by categories of collateral types that are not material on an individual basis.

Mortgage Loans

The Company's commercial mortgage loans generally range in size from $2 million to $26 million, with the average commercial mortgage loan investment as of June 30, 2000, being approximately $3.2 million.

The commercial mortgage loan portfolio diversification by property type and geographic region of the United States was as follows:


                                                                               June 30,        December 31,
                                                                                 2000              1999
                                                                                 ----              ----
Property Type
-------------
Apartment                                                                        25.7%             25.1%
Special Purpose                                                                  22.5              22.8
Retail                                                                           20.9              20.6
Industrial                                                                       18.8              19.3
Office                                                                           10.4              10.4
Hotel/Motel                                                                       1.7               1.8
                                                                                -----             -----
     Total                                                                      100.0%            100.0%
                                                                                =====             =====

                                                                               June 30,        December 31,
                                                                                 2000              1999
                                                                                 ----              ----
Geographic Region
-----------------
Midwest                                                                          37.2              36.0%
Pacific                                                                          23.2              24.0
Southeast                                                                        15.6              15.9
Northeast                                                                        11.7              11.5
Mountain                                                                          8.0               8.3
Southwest                                                                         4.3               4.3
                                                                                -----             -----
     Total                                                                      100.0%            100.0%
                                                                                =====             =====

The weighted average yield and the weighted average maturity of the loans in the commercial mortgage loan portfolio as of June 30, 2000, were 7.8% and 8.5 years, respectively.

The Company invests in individual and pools of individual residential mortgage loans in addition to the structured finance securities backed by residential mortgages. As of June 30, 2000, and December 31, 1999, the Insurers held $415.0 million and $440.9 million, respectively, of non-securitized residential mortgage loans.

Unrealized Investment Gains and Losses

All of the Company's debt and equity securities are classified as available-for-sale and carried at fair value on the Condensed Consolidated Balance Sheets with unrealized investment gains and losses excluded from income and reported as a component of accumulated other comprehensive income in shareholders' equity.

The components of net unrealized investment gains and losses included in accumulated other comprehensive income are shown below (in millions).

                                                                               June 30,        December 31,
                                                                                2000              1999
                                                                              -------          --------
Unrealized Investment Losses                                                  $(335.1)          $(216.7)
DAC/PVFP                                                                         57.8              50.7
Deferred Income Taxes                                                            97.8              58.5
                                                                             --------           -------
     Net Unrealized Investment Losses                                         $(179.5)          $(107.5)
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

The following table sets forth the asset duration, portfolio duration and target duration for the investment portfolio of each business segment shown below (in years):

                                                                             June 30, 2000
                                                           -----------------------------------------------
                                                             Asset             Portfolio          Target
                                                           Duration            Duration          Duration
                                                           --------            ---------         --------
ReliaStar Life and Annuities:                                 4.4                4.5              3.5-5.0
     Life                                                     4.0                4.1              4.0-5.5
     Annuities                                                3.7                3.8              3.0-6.0
Worksite Financial Services                                   4.5                4.5              3.5-8.0
Reinsurance

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

At June 30, 2000, the Company had 42 interest rate swap contracts in effect with a notional amount of $707.5 million. At December 31, 1999, the Company had 51 interest rate swap contracts in effect with a notional amount of $790.5 million. During the first six months of 2000, nine interest rate swap contracts matured with a notional amount of $83.0 million. There were no terminations of interest rate swap contracts prior to maturity during the first six months of 2000. The Company had no deferred gains or losses as of June 30, 2000 related to interest rate swap contracts terminated early. The estimated fair value of the interest rate swap contracts in effect at June 30, 2000, was an unrealized loss of $4.6 million, which is reported with other invested assets in the Condensed Consolidated Balance Sheets.

Most of the interest rate swap contracts are standard contracts whereby the Company pays a floating rate of interest (generally based upon the LIBOR rate as determined from time to time) and receives a fixed rate (generally a specified contract rate). The following table details the characteristics of the Company's interest rate swap contracts at June 30, 2000 (dollars in millions).

                                                                    Notional                Range of Fixed
                                                                     Amount                 Rates Received
                                                                    --------                --------------
Maturing in:
   One Year or Less                                               $  342.5                   5.3% - 7.6%
   One to Three Years                                                205.0                   6.3% - 8.2%
   Three to Five Years                                               160.0                   6.0% - 6.8%
                                                                  --------
     Total                                                        $  707.5
                                                                  ========

The Company monitors the effect of the swap position on reported income. The Company's investment portfolio includes a substantial amount of floating rate investments. Changes in market interest rates have an opposite (and approximately offsetting) effect on the reported income from the swap portfolio. Accordingly, the reported investment income (or loss) attributable to the Company's swap position will be approximately offset by the changed investment income of the Company's floating or adjustable rate investments in a changing rate environment. At June 30, 2000, the Company held $.8 billion of adjustable rate invested assets, short-term investments and cash.

The Company also uses interest rate caps as part of its overall interest rate risk management strategy for certain annuity products primarily to hedge the risk of investment losses due to product surrenders in an increasing interest rate environment. The Company held eight interest rate caps with a notional amount of $510.0 million and a fair value of less than $.1 million as of June 30, 2000.

The Company holds certain call options indexed to the performance of the S&P 500 Index as part of its asset/liability management strategy for its equity-indexed annuity products. The Company held 52 call options with a notional amount of $67.5 million and an estimated fair value of $19.5 million as of June 30, 2000.

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

The amortized cost of Problem Investments, net of related write-offs and allowances and non-recourse debt, was $70.3 million and $35.8 million as of June 30, 2000, and December 31, 1999, respectively.

The amortized cost of Problem Investments reflects reductions for write-offs and allowances taken by the Company. The cumulative amounts of such write-offs and allowances on problem invested assets of the Company in the Condensed Consolidated Balance Sheets were $32.4 million and $32.2 million as of June 30, 2000, and December 31, 1999, respectively.

The Company also monitors its portfolios in an attempt to identify loans which are not currently classified as Problem Investments, but where the Company has knowledge which causes it to have serious doubts as to the ability of borrowers to comply with the present loan repayment terms. These loans (Potential Problem Investments) are subject to increased scrutiny and review by the Company. The amounts of private placements, marketable bonds and mortgage loan Potential Problem Investments were $38.2 million, $20.9 million and $1.6 million, respectively, at June 30, 2000.

KNOWN TRENDS AND UNCERTAINTIES WHICH MAY AFFECT FUTURE REPORTED RESULTS

ING Acquisition

On April 30, 2000, the Company, ING Groep, N.V. (ING), ING America Insurance Holdings, Inc. and SHP Acquisition Corp. executed an agreement and plan of merger which provides for the acquisition of ReliaStar by ING. In the merger, each outstanding share of ReliaStar common stock (other than those owned of record by ReliaStar's ESOP, or shares owned by holders who validly exercise dissenters' appraisal rights) will be converted into the right to receive $54 per share in cash. Shares owned by ReliaStar's ESOP will be exchanged for ING American Depository Shares of equivalent value. The consummation of the transaction is subject to various conditions, including receipt of necessary regulatory approvals. The Company's shareholders approved the proposed transaction on July 27, 2000. The Company expects the merger to close on or about September 1, 2000. If the merger were not to be consummated, such failure could have a material adverse effect upon the Company's financial condition and results of operations.

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

Litigation

The Company is a defendant in a number of lawsuits arising out of the normal course of its business. Some of the claims seek to be granted class action status and many of the claims seek both compensatory and punitive damages. In the opinion of management, the ultimate resolution of such litigation will not have a material adverse impact to the financial position of the Company. It should be noted, however, that a number of financial services companies have been subjected to significant awards in connection with punitive damages claims and the Company can make no asurances that it will not be subjected to such an award. The defense of the putative class actions pending against the Company may require the commitment of substantial internal resources and the retention of legal counsel and expert advisors.

As previously disclosed, the Company was sued in New York State court regarding an alleged reinsurance contract. The plaintiff alleged damages in excess of $100 million. The Company asserted that no contract existed and that the suit was without merit. On July 20, 2000, the court granted the Company's motion for summary judgment.

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

Certain Forward-Looking Information

This report contains forward-looking information, which discusses known trends and uncertainties including, but not limited to: claims experience, underwriting objectives, withdrawal and surrender activity, direction of new investment cash flow, impacts of changes in interest rates on the Insurers' investment portfolio and strategies to mitigate such effects. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information is indicated by the use of such words as "anticipates," "expects," "believes," "should," "could," "intends," "estimates," and "may," or other comparable language. ReliaStar identifies the following important factors that could cause ReliaStar's actual results to differ materially from any results that might be projected by ReliaStar in forward-looking information. All of these factors are difficult to predict, and many are beyond the control of the Company. Accordingly, although ReliaStar believes that the assumptions underlying the forward-looking information are reasonable, there can be no assurances that those assumptions will approximate actual experience. The important factors include the following:
 .      General economic conditions, including prevailing interest rates and the performance of the stock market which may affect the Company's ability to sell its products;
 .      The market value of the Company's investments;
 .      The lapse rate and profitability of the insurance policies issued by
       ReliaStar;
 .      Mortality and morbidity factors in ReliaStar's insurance business
       (including the effect of the Company's reinsurance and retrocession risk management programs);
 .      Changes in federal tax laws, which could adversely affect the tax advantages of certain of the Company's products;
 .      Legislative or regulatory changes affecting financial institutions, including those affecting bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of insurance products;
 .      Industry consolidation and competition; and
 .      Retention of key employees.

You should also consider other risks and uncertainties discussed in documents filed by ReliaStar with the Securities and Exchange Commission. ReliaStar has no obligation to update forward-looking information.

Part II. Other Information

                           RELIASTAR FINANCIAL CORP.

Item 4.  Submission of Matters to a Vote of Security Holders:

         (a)  The Registrant's annual meeting was held on May 11, 2000.

         (b) The following matters were submitted to a vote of security holders during the second quarter:

                  Proposal 1 - Election of Directors:

                  Nominees                           Votes For             Votes Withheld        Expiring Term
                  --------                           ---------             --------------        -------------
                  David C. Cox                      75,414,170              1,126,031                2003
                  Luella G. Goldberg                75,429,515              1,110,686                2003
                  Randy C. James                    75,324,704              1,215,497                2003
                  Richard R. Rompala                75,432,498              1,107,703                2003
                  David A. Koch                     75,335,610              1,204,591                2001

                  Carolyn H. Baldwin, Richard U. De Schutter, James J. Howard, William A. Hodder, Richard L. Knowlton, Robert C. Salipante and John G. Turner continued to serve as directors following the meeting.

                  Proposal 2 - Proposal to Ratify the Appointment of Independent Public Accountants:

                  Votes for:                         75,914,858
                  Votes against:                        363,350
                  Votes to abstain:                     261,993


Item 6.  Exhibits and Reports on Form 8-K:

         (a)   Exhibits:

                  2(a) Composite Agreement and Plan of Merger, dated as of April 30, 2000 as amended June 27, 2000, among ReliaStar Financial Corp., ING Groep N.V., ING America Insurance Holdings, Inc. and SHP Acquisition
                        Corp. (incorporated by reference to Appendix A to the Registration Statement on Form F-4 dated June 27, 2000, Reg. No. 333-40232)

                  2(b) Stock Option Agreement, dated as of April 30, 2000, between ReliaStar Financial Corp. and ING America Insurance Holdings, Inc. (incorporated by reference to
                        Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated May 2, 2000, File No. 0-26868)

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

                  27    Financial Data Schedule

         (b)   Reports on Form 8-K filed during the second quarter:

               Form 8-K dated as of April 28, 2000, with respect to the Registrant's release of financial results for the three months ended March 31, 2000

               Form 8-K dated as of May 2, 2000, with respect to the Registrant's acquisition by ING Groep, N.V.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Dated    August 11, 2000
                                            ----------------------

                                      RELIASTAR FINANCIAL CORP.


                                      /s/ James R. Miller
                                      --------------------------------------
                                      by James R. Miller
                                      Senior Vice President, Chief Financial
                                      Officer and Treasurer